Form 10-Q
period 1995-06-30
COMTREX SYSTEMS CORP
filed 1995-08-14
CIK 769525

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732



                          COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                    22-235-604
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      identification No.)

102 Executive Drive, Moorestown, NJ                     08057-4224
----------------------------------------           --------------------
(Address of principal executive offices)               (Zip Code)


                                 (609) 778-0090
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X          No
                         ---------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                            Outstanding at July 28, 1995
-----                                            ----------------------------
Common Stock, par value $.001                            3,164,022

                          COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                        These statements are unaudited.

                                              ASSETS

Current assets:                                             June 30, 1995  March 31, 1995
                                                            -------------  --------------
  Cash and cash equivalents                                  $    186,149    $    750,719
  Certificate of deposit                                          250,000         250,000
  Accounts receivable, net of reserve of
    $180,826 and $166,566 as of 3/31/1995
    and 6/30/1995, respectively                                 1,282,772         907,615
  Note receivable and accrued interest                             60,020          63,767
  Inventories                                                   1,129,220         760,250
  Prepaid expenses and other                                       78,779         102,125
                                                             ------------    ------------
      Total current assets                                      2,986,940       2,834,476
                                                             ------------    ------------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                                    941,746         898,550
  Less - accumulated depreciation                                (755,889)       (734,647)
                                                             ------------    ------------
      Net property and equipment                                  185,857         163,903
                                                             ------------    ------------

Other assets:
  Purchased and capitalized software
    and design                                                    772,194         742,906
  Less - accumulated amortization and
    depreciation                                                 (625,743)       (620,584)
                                                             ------------    ------------
      Total other assets                                          146,451         122,322
                                                             ------------    ------------

        TOTAL ASSETS                                         $  3,319,248    $  3,120,701
                                                             ============    ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $    665,310    $    393,168
  Accrued expenses                                                109,672         122,245
  Customer deposits                                                39,029          48,003
                                                             ------------    ------------
      Total current liabilities                                   814,011         563,416
                                                             ------------    ------------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                              --              --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022 and
    3,159,022 issued and outstanding as of
    6/30/1995 and 3/31/1995, respectively                           3,165           3,160
  Additional paid-in capital                                    5,315,970       5,313,325
  Accumulated deficit                                          (2,813,898)     (2,759,200)
                                                             ------------    ------------
      Total shareholders' equity                                2,505,237       2,557,285
                                                             ------------    ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY                  $  3,319,248    $  3,120,701
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                        These statements are unaudited.


                                                    Three months ended
                                                         June 30,
                                                  1995              1994
                                                  ----              ----

Net sales                                     $  1,320,172    $  1,431,675
                                              ------------    ------------

Costs and expenses
  Cost of sales                                    877,050         900,925
  Administrative                                   181,953         188,058
  Research and
    development                                     42,250          39,327
  Sales and marketing                              167,741          98,342
  Customer support                                  86,010          91,388
  Depreciation and
    amortization                                    26,401          28,955
                                              ------------    ------------

                                                 1,381,405       1,346,995
                                              ------------    ------------

  Income (loss) from operations                    (61,233)         84,680

Interest income, net                                 6,535           4,859
                                              ------------    ------------

Income (loss) before income taxes
  and extraordinary credit                         (54,698)         89,539

Provision for income taxes                            --            35,815
                                              ------------    ------------

Income (loss) before extraordinary credit          (54,698)         53,724

Extraordinary credit, reduction
  of income taxes arising from
  carryforward of prior years'
  operating losses                                    --            35,815
                                              ------------    ------------

Net income (loss)                             $    (54,698)   $     89,539
                                              ============    ============

Per share data:
  Income (loss) before extraordinary credit   $       (.02)   $        .02
  Extraordinary credit                        $        .00    $        .01
                                              ------------    ------------

  Net income (loss)                           $       (.02)   $        .03
                                              ============    ============


  Weighted average
    shares outstanding                           3,167,678       3,150,575
                                              ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                        These statements are unaudited.

                                                      Three months ended
                                                           June 30,
                                                      1995        1994
                                                  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (54,698)   $  89,539
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities -
      Depreciation and amortization                  26,401       28,955
      Provisions for losses on accounts
        receivable                                   13,205       14,317
      Provisions for losses on inventories           19,825       21,959
    (Increase) decrease in -
      Certificate of deposit                           --           --
      Accounts receivable                          (388,362)     (52,342)
      Note receivable                                 3,747       (9,144)
      Inventories                                  (388,795)    (266,370)
      Prepaid expenses and other                     23,346       (6,107)
    Increase (decrease) in -
      Accounts payable                              272,142      169,333
      Accrued expenses                              (12,573)     (22,830)
      Customer deposits                              (8,974)      10,192
                                                  ---------    ---------

        Net cash provided by (used in)
          operating activities                     (494,736)     (22,498)
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                       --           --
  Purchases of property and equipment               (43,196)     (11,798)
  Purchases of software and capitalized
    software and design                             (29,288)     (33,355)
                                                  ---------    ---------

        Net cash provided by (used in)
          investing activities                      (72,484)     (45,153)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit        --           --
  Repayments under line of credit                      --           --
  Proceeds from issuing equity securities             2,650       29,020
                                                  ---------    ---------

        Net cash provided by financing
          activities                                  2,650       29,020
                                                  ---------    ---------

        Net increase (decrease) in cash            (564,570)     (38,631)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      750,719      744,146
                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            186,149      705,515
                                                  ---------    ---------


   The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



1.       Interim financial reporting:

         The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB.

         These interim financial statements reflect all adjustments, of a normal and recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim period(s) presented. The results for the period(s) herein presented are not necessarily indicative of the results for the entire fiscal year.


2.       Inventories:

                                          June 30,           March 31,
                                           1995                1995
                                       -----------          -----------
Raw materials                          $   438,129          $   652,510
Work-in-process                            281,226              113,959
Finished goods                             484,683               48,773
Reserve for excess and
 obsolete inventory                        (74,818)             (54,992)
                                       -----------          -----------
                                       $ 1,129,220          $   760,250
                                       ===========          ===========


3.       Income taxes:

         The consolidated statements of operations reflect a provision for income taxes at the rate of 40 percent, which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent. The provisions for income taxes are offset by tax benefits arising from an extraordinary credit from the utilization of prior years' operating losses.

         The Company has net operating loss carryforwards of approximately $3,000,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.

                          COMTREX SYSTEMS CORPORATION

4.       Accrued price adjustment fee:

         In December of 1991 the Company entered into an OEM Agreement with Sharp Electronics Corporation. The OEM Agreement called for minimum yearly purchases by Sharp of 2,400 terminals, over a three year period ending in February of 1995. The Agreement allowed a minimum monthly purchase quantity of 125 terminals. During each month of the quarter ended June 30, 1994, Sharp purchased the minimum monthly quantity. Accordingly, an accrued price adjustment fee of $56,140 was recognized during the three month period ending June 30, 1994, based on the difference between 600 and the number of terminals actually delivered during the three month period. Purchases by Sharp during the contract year ended February 28, 1995 did not meet the annual minimum, and Sharp paid a price adjustment fee to the Company based on the difference between 2,400 and the number of terminals actually ordered.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Liquidity and Capital Resources

         As of June 30, 1995, the Company had total current assets of $2,986,940, including cash, cash equivalents and certificates of deposits of $436,149, as compared to $2,834,476 and $1,000,719, respectively, as of March 31, 1995. The Company had current liabilities of $814,011, resulting in a current ratio of 3.7 as of June 30, 1995, compared to $563,416 and 5.0, respectively, as of March 31, 1995.

         The Company reported a net loss of $54,698 for the three months ended June 30, 1995. Operating activities consumed $494,736 of cash during the first three months of fiscal year 1996, as compared with cash consumption of $22,498 for the corresponding prior year period. Cash and cash equivalents declined by $564,570 during the three month period of fiscal year 1996. Investing activities consumed $72,484 of cash, as a result of purchased and capitalized software development costs of the Company's new and enhanced back office software modules coupled with the addition of demonstration equipment and an exhibit booth for active participation in national and local trade shows. Financing activities provided $2,650 of cash during the first quarter of the current fiscal year from the exercise of stock options.

         The OEM Agreement executed between the Company and Sharp Electronics Corporation in December of 1991 provided for payment to the Company within 45 days by Sharp. Sharp's payments were typically received in advance of the 45 day maximum term. This prompt payment by Sharp significantly improved the cash flow of the Company when compared to the longer average collection period which the Company experienced from its previous U.S. dealer network. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States in March of 1995 through a network of its own dealers. The Company extends terms to its U.S. dealer network up to sixty days. The Company projected that accounts receivable would increase during the 1996 fiscal year, attributable to sales through a dealer network rather than on an OEM basis to Sharp Electronics. As a result, accounts receivable increased during the quarter ended June 30, 1995, by $375,157, net of reserves.

         The Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. In order to provide prompt delivery of product to its U.S. dealer network, the Company will maintain a higher level of finished goods inventory than was maintained during the three year period of the Sharp OEM Agreement. The Company projected that inventory levels would increase during the 1996 fiscal year. As a result, inventories increased during the quarter ended June 30, 1995, by $368,970, net of reserves.

         The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance the increases in accounts receivable and inventories.

         In March of 1994, the Company terminated its prior financing relationship and entered into a credit facility with National Westminster Bank NJ (NatWest). The arrangement with NatWest provided for a secured line of credit of up to $500,000, at an interest rate of prime, and was collateralized by substantially all assets of the Company. On June 30, 1995, the credit facility with NatWest was renewed, increased and extended through July, 1996. The new arrangement provides for a secured line of credit of up to $750,000, at an interest rate of prime and is collateralized by substantially all assets of the Company.

         The Company did not borrow under this credit facility during the first quarter. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of June 30, 1995, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first quarter of fiscal year 1996 decreased 8% to $1,320,172, as compared with corresponding sales of $1,431,675 during the first quarter of fiscal year 1995. A net loss of $54,698, or $.02 per share, compared with net income of $89,539, or $.03 per share, reported for the comparable prior year period.

         Between March of 1992 and February of 1995, the Company's products were sold in the U.S. under the terms of an exclusive OEM Agreement with Sharp Electronics. The OEM Agreement expired on February 28, 1995 and was not renewed. In March of 1995, the Company began selling its full product line of terminals and software through its own distribution organization of authorized dealers.

         Since March 1, 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized Comtrex dealers in the U.S., most of whom have been selling the Company's products under the Sharp brand label during the past three years. The Company intends to increase the number of its authorized dealers during fiscal year 1996. The Company expected its sales to be negatively impacted for the first half of the current fiscal year, as the transition from OEM sales to Sharp to sales through a U.S. dealer network occurred. While there can be no assurances of any particular sales levels, the Company believes that after a transitional period, sales made through its U.S. network of authorized dealers, in conjunction with the Company's own direct marketing efforts, will replace sales under the OEM Agreement.

         Sales and marketing, customer support and administrative expenses increased from $417,115, or 29% of sales, for the first quarter of fiscal year 1995 to $477,954, or 36% of sales, during the most recent quarter. Between October of 1994 and April of 1995, the Company hired four Regional Sales Managers, who actively assist the existing U.S. dealers in their sales efforts to end users and solicit new dealers for the Company's products.

         Cost of sales during the three months ended June 30, 1995 represented 66% of net sales, as compared to 63% of net sales for the comparable period last fiscal year. During the prior year's first quarter, cost of sales was favorably impacted by the recognition of a price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics Corporation.

         As of July 31, 1995, the Company's backlog was approximately $110,453, as compared with a corresponding backlog of approximately $707,000 as of July, 29, 1994. As stated earlier, the Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. In order to provide prompt delivery of product to its U.S. dealer network, the Company increased its level of finished goods inventory from $48,773 as of March 31, 1995 to $484,683 as of June 30, 1995. The Company generally fills dealer orders within three working days of receipt of order. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 11, 1995            By:  /s/
      -------------------               -----------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer


Date:   August 11, 1995            By:  /s/
      -------------------               -----------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer