Form 10-Q
period 1995-09-30
COMTREX SYSTEMS CORP
filed 1995-11-15
CIK 769525

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732

                           COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     22-235-604
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

102 Executive Drive, Moorestown, NJ                  08057-4224
----------------------------------------             ----------
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

                   Yes     X                 No
                       --------                 --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at October 31, 1995
-----                                       -------------------------------
Common Stock, par value $.001                        3,164,022

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                         These statements are unaudited.

                                     ASSETS

Current assets:                                              September 30, 1995  March 31, 1995
                                                             ------------------  --------------
  Cash and cash equivalents                                     $   205,818       $   750,719
  Certificate of deposit                                            100,000           250,000
  Accounts receivable, net of reserve of
    $180,826 and $178,157 as of 3/31/1995
    and 9/30/1995, respectively                                   1,278,881           907,615
  Note receivable and accrued interest                               54,858            63,767
  Inventories                                                       953,852           760,250
  Prepaid expenses and other                                        108,002           102,125
                                                                -----------       -----------
      Total current assets                                        2,701,411         2,834,476
                                                                -----------       -----------

Property and equipment:

  Machinery, equipment, furniture
    and leasehold improvements                                      936,759           898,550
  Less - accumulated depreciation                                  (776,971)         (734,647)
                                                                -----------       -----------
      Net property and equipment                                    159,788           163,903
                                                                -----------       -----------

Other assets:

  Purchased and capitalized software
    and design                                                      816,773           742,906
  Less - accumulated amortization and
    depreciation                                                   (631,401)         (620,584)
                                                                -----------       -----------
      Total other assets                                            185,372           122,322
                                                                -----------       -----------

        TOTAL ASSETS                                            $ 3,046,571       $ 3,120,701
                                                                ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                              $   507,832       $   393,168
  Accrued expenses                                                   85,326           122,245
  Customer deposits                                                  36,664            48,003
                                                                -----------       -----------
      Total current liabilities                                     629,822           563,416
                                                                -----------       -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                  --                --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022 and
    3,159,022 issued and outstanding as of
    9/30/1995 and 3/31/1995, respectively                             3,165             3,160
  Additional paid-in capital                                      5,315,970         5,313,325
  Accumulated deficit                                            (2,902,386)       (2,759,200)
                                                                -----------       -----------
      Total shareholders' equity                                  2,416,749         2,557,285
                                                                -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,046,571       $ 3,120,701
                                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                         These statements are unaudited.

                                Three months ended             Six months ended
                                  September 30,                  September 30,
                               1995            1994           1995           1994
                           ----------------------------    --------------------------
Net sales                  $ 1,261,495      $ 1,256,683    $ 2,581,667    $ 2,688,358

Costs and expenses
  Cost of sales                867,819          789,983      1,744,869      1,690,909
  Administrative               181,187          179,207        363,140        367,265
  Research and
    development                 42,242           45,683         84,492         85,010
  Sales and marketing          162,214           98,038        329,955        196,379
  Customer support              79,374           84,634        165,384        176,022
  Depreciation and
    amortization                26,740           32,279         53,141         61,234
                           -----------      -----------    -----------    -----------
                             1,359,576        1,229,824      2,740,981      2,576,819
                           -----------      -----------    -----------    -----------
Income (loss)
  from operations              (98,081)          26,859       (159,314)       111,539
Interest income, net             9,593            4,822         16,128          9,681
                           -----------      -----------    -----------    -----------
Income (loss)
  before income taxes
  and extraordinary credit     (88,488)          31,681      (143,186)        121,220
Provision for income taxes          --           12,672            --          48,488
                            ----------      -----------    -----------    -----------
Income (loss) before
  extraordinary credit         (88,488)          19,009       (143,186)        72,732

Extraordinary credit,
  reduction of income
  taxes arising from
  carryforward of prior
  years' operating
  losses                            --           12,672             --         48,488
                           ------------     -----------    -----------    -----------
Net income (loss)          $   (88,488)     $    31,681    $  (143,186)   $   121,220
                           ============     ===========    ============   ===========
Per share data:
  Income (loss) before
    extraordinary credit   $      (.03)     $       .01    $      (.05)   $       .02
  Extraordinary credit             .00              .00            .00            .02
                           -----------      -----------    -----------    -----------
  Net income (loss)        $      (.03)     $       .01    $      (.05)   $       .04
                           ===========      ===========    ============   ===========
  Weighted average
    shares outstanding       3,164,022        3,181,310      3,163,189      3,170,128
                           ===========      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                         These statements are unaudited.

                                                       Six months ended
                                                         September 30,
                                                      1995           1994
                                                  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $(143,186)   $ 121,220
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                  53,141       61,234
      Provisions for losses on accounts
        receivable                                   25,820       26,883
      Provisions for losses on inventories           39,253       40,695
    (Increase) decrease in -
      Certificate of deposit                        150,000         --
      Accounts receivable                          (397,086)     139,651
      Note receivable                                 8,909      (15,491)
      Inventories                                  (232,855)    (235,840)
      Prepaid expenses and other                     (5,877)     (15,073)
    Increase (decrease) in -
      Accounts payable                              114,664      (47,750)
      Accrued expenses                              (36,919)     (59,698)
      Customer deposits                             (11,339)      13,869
                                                  ---------    ---------
        Net cash provided by (used in)
          operating activities                     (435,475)      29,700
                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale (purchases) of property and equipment:
  Purchases of property and equipment               (38,209)     (44,831)
  Purchases of software and capitalized
    software and design                             (73,867)     (58,519)
                                                  ---------    ---------
        Net cash provided by (used in)
          investing activities                     (112,076)    (103,350)
                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit        --         75,000
  Repayments under line of credit                      --        (75,000)
  Proceeds from issuing equity securities             2,650       29,020
                                                  ---------    ---------
        Net cash provided by (used in)
          financing activities                        2,650       29,020
                                                  ---------    ---------
        Net increase (decrease) in cash            (544,901)     (44,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      750,719      744,146
                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 205,818    $ 699,516
                                                  =========    =========



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

2.       Inventories:

                                                  September 30,    March 31,
                                                     1995           1995
                                                   ---------      --------
Raw materials                                      $559,385       $652,510
Work-in-process                                     163,652        113,959
Finished goods                                      325,060         48,773
Reserve for excess and obsolete inventory           (94,245)       (54,992)
                                                   --------       --------
                                                   $953,852       $760,250
                                                   ========       ========

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

                           COMTREX SYSTEMS CORPORATION

4.       Accrued price adjustment fee:

         In December of 1991 the Company entered into an OEM Agreement with Sharp Electronics Corporation. The OEM Agreement called for minimum yearly purchases by Sharp of 2,400 terminals, over a three year period ending in February of 1995. The Agreement allowed a minimum monthly purchase quantity of 125 terminals. During each month of the six month period ended September 30, 1994, Sharp purchased the minimum monthly quantity. Accordingly, an accrued price adjustment fee of $113,250 was recognized during the six month period ending September 30, 1994, based on the difference between 1,200 and the number of terminals actually delivered during the six month period. Purchases by Sharp during the contract year ended February 28, 1995 did not meet the annual minimum, and Sharp paid a price adjustment fee to the Company based on the difference between 2,400 and the number of terminals actually ordered.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Liquidity and Capital Resources

         As of September 30, 1995, the Company had total current assets of $2,701,411, including cash, cash equivalents and certificates of deposits of $305,818, as compared to $2,834,476 and $1,000,719, respectively, as of March 31, 1995. The Company had current liabilities of $629,822, resulting in a current ratio of 4.3 as of September 30, 1995, compared to $563,416 and 5.0, respectively, as of March 31, 1995.

         The Company reported net losses of $88,488 and $143,186, respectively for the three month and six month periods ended September 30, 1995. Operating activities consumed $435,475 of cash during the first six months of fiscal 1996, as compared with cash generation of $29,700 for the corresponding prior year period. Cash and cash equivalents declined by $544,901 during the six month period of fiscal year 1996.

         The OEM Agreement executed between the Company and Sharp Electronics Corporation in December of 1991 expired as of March 1, 1995. Sharp represented 45% and 41% of the Company's total sales for the first six months of fiscal year 1995 and for the full 1995 fiscal year, respectively. Since March 1 of 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized dealers in the U.S., and Sharp has not represented a significant portion of the Company's sales. During the term of the OEM Agreement, Sharp placed orders for delivery three months in advance, and payments were typically received within thirty days of shipment. The establishment of a dealer sales organization in the U.S. has required that the Company carry an increased level of accounts receivable and stock greater levels of finished goods inventory.

         Accounts receivable increased during the six month period ended September 30, 1995 by $371,266, net of reserves. The Company extends terms to its U.S. dealer network of up to sixty days. The Company had projected that accounts receivable would increase during the 1996 fiscal year, attributable to sales through a dealer network rather than on an OEM basis to Sharp Electronics Corporation. In addition, almost half of the sales for the second quarter of fiscal year 1996 were recorded in the month of September, causing receivables levels to rise sharply as of September 30, 1995.

         The Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. The Company projected that inventory levels would increase during the 1996 fiscal year. Inventories increased during the six month period ended September 30, 1995 by $193,602, net of reserves. However, inventories, net of reserves, decreased during the three month period by $175,368. This reduction is a result both of the significant sales during the month of September, 1995, and of improved production scheduling by the Company.

         The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance the increases in accounts receivable and inventory.

         In March of 1994, the Company terminated its prior financing relationship and entered into a credit facility with National Westminster Bank NJ (NatWest). The arrangement provided for a secured line of credit of up to $500,000, at an interest rate of prime, and was collateralized by substantially all assets of the Company. In June of 1995, the credit facility with NatWest was renewed, increased and extended through July of 1996. The new arrangement provides for a secured line of credit of up to $750,000, at an interest rate of prime and is collateralized by substantially all assets of the Company.

         The Company did not borrow under this credit facility during the first six months of fiscal year 1996. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of September 30, 1995, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the second quarter of fiscal year 1996 increased slightly to $1,261,495, as compared with corresponding sales of $1,256,683 during the second quarter of fiscal year 1995. Sales for the six month period ended September 30, 1995 were $2,581,667, a decline of 4% from sales of $2,688,358 for the corresponding period during fiscal year 1995.

         Between March of 1992 and February of 1995, the Company's products were sold in the U.S. under the terms of an exclusive OEM Agreement with Sharp Electronics Corporation. The OEM Agreement expired on February 28, 1995 and was not renewed. In March of 1995, the Company began selling its full product line of terminals, peripherals and software through its own distribution organization of authorized dealers.

         Since March 1, 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized Comtrex dealers in the U.S., most of whom have been selling the Company's products under the Sharp brand label during the past three years. The Company intends to increase the number of its authorized dealers during fiscal year 1996.

         The Company expected its sales to be negatively impacted for the first half of the current fiscal year, as the transition from OEM sales to Sharp to sales through a U.S. dealer network occurred. When the OEM Agreement with Sharp expired, the Company believes that Sharp maintained an inventory of the Company's products in excess of six months of sales at Sharp's prior rate of sales. The Company believes that a significant portion of this inventory has been sold since March 1 of 1995, and that the impact of Sharp's inventory liquidation on the Company's own sales efforts will be lessened during the second half of fiscal year 1996. While there can be no assurances of any particular sales levels, the Company believes that sales made through its own U.S. network of dealers, in conjunction with the Company's own direct sales and marketing efforts, will replace sales under the OEM Agreement.

         The Company reported a net loss of $143,186 for the current six month period, or $.05 per share, as compared with net income of $121,220, or $.04 per share, for the comparable prior year period. During the quarter ended September 30, 1995, the Company reported a net loss of $88,488, or $.03 per share, as compared with net income of $31,681, or $0.01 per share, for the second quarter of fiscal year 1995.

         Expenses, other than cost of sales, increased from $439,841, or 35% of sales, during the second quarter of fiscal year 1995, to $491,757, or 39% of sales, during the most recent quarter. For the six month period, such expenses rose from $885,910, or 33% of sales, to $996,112, or 39% of sales for fiscal 1995 and 1996, respectively.

         The Company has begun an advertising campaign in Nation's Restaurant News, aimed at increasing name and brand awareness for the Company and its products. The Company participated in several trade shows during the first six months of fiscal year 1996, including the National Restaurant Association Show, the Western Restaurant Show and MUFSO. In addition, the Company began conducting a series of regional training seminars for its dealer network. Such sales and marketing expenses will continue in the future, as the Company builds a sales and distribution organization focused on Comtrex products and services.

         Cost of sales during the second quarter and first six month period of fiscal year 1996 were 69% and 68% of net sales, respectively, as compared to 63% and 63% of net sales, respectively, for the comparable quarter and six month period of the prior fiscal year. During the second quarter and first six month period of fiscal year 1995, cost of sales was favorably impacted by the recognition of a price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics Corporation.

         The ability of the Company to accurately forecast sales, through the three month lead time previously required by the Sharp OEM Agreement, allowed the Company to enter into several favorable purchasing agreements. Cost of sales has been negatively impacted by increased cost of materials during the most recent quarter and six month period. The Company's U.S. dealers typically place orders based upon their sales to end user customers. The result is a reduced ability to accurately forecast sales on a month to month basis, and a requirement to carry an increased level of finished goods inventory. The Company is working closely with its suppliers to maintain its favorable purchasing agreements, while at the same time, maintaining a balanced level of inventories.

         As of October 31, 1995, the Company's backlog was approximately $140,000, as compared with a corresponding backlog of approximately $678,000 as of October 28, 1994. As stated earlier, the Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. In order to provide prompt delivery of product to its dealer network, the Company increased its level of finished goods inventory from $48,773 as of March 31, 1995 to $325,060 as of September 30, 1995. The Company generally fills dealer orders within three working days of receipt of order. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   November 13, 1995            By:  /s/ Lisa J. Mudrick
      ---------------------              --------------------------------
                                         Lisa J. Mudrick
                                         Chief Financial &
                                         Chief Accounting Officer



Date:   November 13, 1995            By:  /s/ Jeffrey C. Rice
      ---------------------              ------------------------------------
                                         Jeffrey C. Rice
                                         Chief Executive Officer