Form 10-Q
period 1995-12-31
COMTREX SYSTEMS CORP
filed 1996-02-14
CIK 769525

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732

                           COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   22-2353604
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)

  102 Executive Drive, Moorestown, NJ                   08057-4224
----------------------------------------                ----------
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

Class                                         Outstanding at January 31, 1996
-----                                         -------------------------------
Common Stock, par value $.001                           3,164,022

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                         These statements are unaudited.

                                     ASSETS
                                     ------
                                              December 31, 1995  March 31, 1995
                                              -----------------  --------------
Current assets:
  Cash and cash equivalents                        $   272,089      $   750,719
  Certificate of deposit                               100,000          250,000
  Accounts receivable, net of reserve of
    $180,826 and $160,024 as of 3/31/1995
    and 12/31/1995, respectively                     1,076,061          907,615
  Note receivable and accrued interest                  51,431           63,767
  Inventories                                          948,297          760,250
  Prepaid expenses and other                           104,766          102,125
                                                   -----------      -----------
      Total current assets                           2,552,644        2,834,476
                                                   -----------      -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                         948,860          898,550
  Less - accumulated depreciation                     (796,100)        (734,647)
                                                   -----------      -----------
      Net property and equipment                       152,760          163,903
                                                   -----------      -----------

Other assets:

  Purchased and capitalized software
    and design                                         847,269          742,906
  Less - accumulated amortization and
    depreciation                                      (637,309)        (620,584)
                                                   -----------       -----------
      Total other assets                               209,960          122,322
                                                   -----------       -----------
        TOTAL ASSETS                               $ 2,915,364      $ 3,120,701
                                                   ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                 $   433,474      $   393,168
  Accrued expenses                                      62,055          122,245
  Customer deposits                                     35,468           48,003
                                                   -----------      -----------
      Total current liabilities                        530,997          563,416
                                                   -----------      -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                   --               --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022 and
    3,159,022 issued and outstanding as of
    12/31/1995 and 3/31/1995, respectively               3,165            3,160
  Additional paid-in capital                         5,315,970        5,313,325
  Accumulated deficit                               (2,934,768)      (2,759,200)
                                                   -----------      -----------
      Total shareholders' equity                     2,384,367        2,557,285
                                                   -----------      -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY        $ 2,915,364      $ 3,120,701
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                         These statements are unaudited.

                                 Three months ended           Nine months ended
                                     December 31,                December 31,
                                 1995           1994         1995            1994
                             --------------------------   --------------------------

Net sales                    $ 1,210,752    $ 1,521,021   $ 3,792,419    $ 4,209,380

Costs and expenses

  Cost of sales                  795,203        938,953     2,540,072      2,629,862
  Administrative                 146,855        156,251       509,995        523,516
  Research and
    development                   39,395         53,134       123,888        138,144
  Sales and marketing            169,292        146,109       499,247        342,488
  Customer support                71,222         89,066       236,606        265,088
  Depreciation and
    amortization                  25,038         38,028        78,178         99,262
                             -----------    -----------   -----------    -----------

                               1,247,005      1,421,541     3,987,986      3,998,360
                             -----------    -----------   -----------    -----------
Income (loss)
  from operations                (36,253)        99,480      (195,567)       211,020
Interest income, net               3,871          5,216        19,999         14,896
                             -----------    -----------   -----------    -----------

Income (loss)
  before income taxes
  and extraordinary credit       (32,382)       104,696      (175,568)       225,916
Provision for income taxes          --           41,878          --           90,366
                             -----------    -----------   -----------    -----------


Income (loss) before
  extraordinary credit           (32,382)        62,818      (175,568)       135,550
Extraordinary credit,
  reduction of income
  taxes arising from
  carryforward of prior
  years' operating
  losses                            --           41,878          --           90,366
                             -----------    -----------   -----------    -----------
Net income (loss)           $   (32,382)    $   104,696   $  (175,568)       225,916
                            ============    ===========   ===========    ===========

Per share data:
  Income (loss) before
    extraordinary credit     $      (.01)   $       .02   $      (.06)  $       .04
  Extraordinary credit       $       .00    $       .01   $       .00   $       .03
                             -----------    -----------   -----------    ----------
  Net income (loss)          $      (.01)   $       .03   $      (.06)  $       .07
                             ===========    ===========   ===========   ===========

  Weighted average
    shares outstanding         3,164,022      3,178,561     3,163,466     3,172,939
                             ===========    ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                         These statements are unaudited.

                                                                                                            Nine months ended
                                                                                                               December 31,
                                                                                                           1995             1994
                                                                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                                     $(175,568)        $ 225,916
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                                                        78,178            99,262
      Provisions for losses on accounts
        receivable                                                                                         37,820            32,093
      Provisions for losses on inventories                                                                 57,259            58,279
    (Increase) decrease in -
      Certificate of deposit                                                                              150,000              --
      Accounts receivable                                                                                (206,266)         (250,901)
      Note receivable                                                                                      12,336           (13,813)
      Inventories                                                                                        (245,306)         (111,085)
      Prepaid expenses and other                                                                           (2,641)          (27,673)
    Increase (decrease) in -
      Accounts payable                                                                                     40,306           (47,627)
      Accrued expenses                                                                                    (60,190)          (15,051)
      Customer deposits                                                                                   (12,535)           22,671
                                                                                                        ---------         ---------
        Net cash provided by (used in)
          operating activities                                                                           (326,607)          (27,929)
                                                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale (purchases) of property and equipment:
  Purchases of property and equipment                                                                     (50,310)          (75,695)
  Purchases of software and capitalized
    software and design                                                                                  (104,363)          (70,004)
                                                                                                        ---------         ---------
        Net cash provided by (used in)
          investing activities                                                                           (154,673)         (145,699)
                                                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit                                                              --              75,000
  Repayments under line of credit                                                                            --             (75,000)
  Proceeds from issuing equity securities                                                                   2,650            38,395
                                                                                                        ---------         ---------

        Net cash provided by (used in)
          financing activities                                                                              2,650            38,395
                                                                                                        ---------         ---------
        Net increase (decrease) in cash                                                                  (478,630)         (135,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            750,719           744,146
                                                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $ 272,089         $ 608,913
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


2.  Inventories:
                                             December 31,         March 31,
                                                 1995               1995
                                             ------------       -----------

Raw materials                                $   526,919        $   652,510
Work-in-process                                  212,104            113,959
Finished goods                                   321,526             48,773
Reserve for excess and obsolete inventory   (    112,252)      (     54,992)
                                             -----------        -----------
                                             $   948,297        $   760,250
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

                           COMTREX SYSTEMS CORPORATION

     4. Accrued price adjustment fee:

     In December of 1991 the Company entered into an OEM Agreement with Sharp Electronics Corporation. The OEM Agreement called for minimum yearly purchases by Sharp of 2,400 terminals, over a three year period ending in February of 1995. The Agreement allowed a minimum monthly purchase quantity of 125 terminals. During each month of the nine month period ended December 31, 1994, Sharp purchased the minimum monthly quantity. Accordingly, an accrued price adjustment fee of $170,513 was recognized during the nine month period ended December 31, 1994, based on the difference between 1,800 and the number of terminals actually delivered during the nine month period. Purchases by Sharp during the contract year ended February 28, 1995 did not meet the annual minimum, and Sharp paid a price adjustment fee to the Company based on the difference between 2,400 and the number of terminals actually ordered.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Liquidity and Capital Resources

     As of December 31, 1995, the Company had total current assets of $2,552,644, including cash, cash equivalents and certificates of deposit of $372,089, as compared to $2,834,476 of total current assets and $1,000,719 of cash, cash equivalents and certificates of deposit as of March 31, 1995. The Company had current liabilities of $530,997, resulting in a current ratio of 4.8 as of December 31, 1995, compared to $563,416 and 5.0, respectively, as of March 31, 1995.

     The Company reported net losses of $32,382 and $175,568, respectively for the three month and nine month periods ended December 31, 1995. Operating activities consumed $326,607 of cash during the first nine months of fiscal year 1996, as compared with cash consumption of $27,929 for the corresponding prior year period. Cash and cash equivalents declined by $478,630 during the nine month period of fiscal year 1996.

     The OEM Agreement executed between the Company and Sharp Electronics Corporation in December of 1991 expired as of March 1, 1995. Sharp represented 45% and 41% of the Company's total sales for the first nine months of fiscal year 1995 and for the full 1995 fiscal year, respectively. Since March 1 of 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized dealers in the U.S., and Sharp has not represented a significant portion of the Company's sales. During the term of the OEM Agreement, Sharp placed orders for delivery three months in advance, and payments were typically received within thirty days of shipment. The establishment of a dealer sales organization in the U.S. has required that the Company carry an increased level of accounts receivable and stock greater levels of finished goods inventory.

     Accounts receivable increased during the nine month period ended December 31, 1995 by $168,446, net of reserves. The Company extends terms to its U.S. dealer network of up to sixty days. The Company had projected that accounts receivable would increase during the 1996 fiscal year, attributable to sales through a dealer network rather than on an OEM basis to Sharp Electronics Corporation.

     The Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. The Company projected that inventory levels would increase during the 1996 fiscal year. Inventories increased during the nine month period ended December 31, 1995 by $188,047, net of reserves. However, inventories, net of reserves, decreased slightly the three month period by $5,555 as a result of improved production scheduling by the Company.

     The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance the increases in accounts receivable and inventory.
                                      - 7 -

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

     The Company did not borrow under this credit facility during the first nine months of fiscal year 1996. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of December 31, 1995, the Company had no material commitments for capital expenditures.

Results of Operation

     Net sales during the third quarter of fiscal year 1996 decreased 20% to $1,210,752, as compared with corresponding sales of $1,521,021 during the third quarter of fiscal year 1995. Sales for the nine month period ended December 31, 1995 were $3,792,419, a 10% decrease from sales of $4,209,380 for the corresponding period during fiscal year 1995.

     The Company reported a net loss of $175,568 for the current nine month period, or $.06 per share, as compared with net income of $225,916, or $.07 per share, for the comparable prior year period. During the quarter ended December 31, 1995, the Company reported a net loss of $32,382, or $.01 per share, as compared with net income of $104,696, or $.03 per share, for the third quarter of the prior fiscal year.

     Expenses, other than cost of sales, decreased from $482,588, or 32% of sales, during the third quarter of fiscal year 1995, to $451,802, or 37% of sales, during the most recent quarter. For the nine month period, such expenses rose from $1,368,498, or 33% of sales, to $1,447,914, or 38% of sales for fiscal years 1995 and 1996, respectively.

     Cost of sales during the quarter and nine month period of fiscal year 1996 were 66% and 67% of net sales, respectively, as compared to 62% and 62% of net sales, respectively, for the quarter and nine month period of the prior fiscal year. During the quarter and nine month period of fiscal year 1995, cost of sales was favorably impacted by the recognition of a price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics Corporation.

     Net sales during the quarter ended December 31, 1995 were negatively impacted by several short term factors. Certain models of the Company's products utilize full screen plasma display. Production problems experienced by the Company's vendor delayed shipments of units utilizing this display into January of 1996. In addition, the final in-house engineering release of a new touch technology for the Company's color touch entry terminal delayed shipments of these units into the fourth quarter of the fiscal year. These two factors combined to reduce net sales by over 10% during the third quarter. The Company is informed that the production problem with the plasma display has been rectified, and is beginning to receive shipments. The first shipments of the Company's color touch entry terminal using a new touch technology are being made in the second week of February, 1996.

     Policies and procedures aimed at reducing expenses, other than cost of sales, resulted in the decrease of such expenses during the most recent quarter when compared to the third quarter of the prior fiscal year. Cost of sales has been negatively impacted by increased cost of materials during both the most recent quarter and the nine month period. The Company is working closely with its suppliers to maintain its favorable purchasing agreements, while at the same time, maintaining a balanced level of inventories.

     Since March 1, 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized Comtrex dealers in the U.S. For the three year period prior to March of 1995, the Company's products were sold exclusively through Sharp Electronics Corporation, on an OEM basis. The Company expected its sales to be negatively impacted during the first half of the current fiscal year, as the transition from OEM sales to Sharp to sales through a U.S. dealer network occurred.

     The Company believes that the current process in which it is engaged, of building and training a Comtrex dealer organization dedicated to systems for the foodservice market, is an investment in the future for market penetration of Comtrex products. The decision to not renew the Sharp OEM Agreement was part of a long term commitment to national advertising, working effectively with a dealer organization on significant regional accounts and beginning direct sales and marketing activities to accounts which are national in scope. While there can be no assurances of any particular sales levels, the Company believes that sales made through its own U.S. dealer network, in conjunction with the Company's own direct sales efforts, will result in an increased level of net sales in future quarters.

     The Company began an advertising campaign in Nation's Restaurant News in August of 1995, aimed at increasing name and brand awareness for the Company and its products. The Company has commitments to carry this program through calendar year 1996. In addition, the Company is continuing to conduct quarterly sales seminars, on a regional basis, for its dealer network and to participate in both local and national trade shows.

     The Company expects to begin initial field testing of a new generation product line during the fourth quarter of the current fiscal year. Based on open architecture PC technology, this new generation has been in engineering design over the past twelve months. Initial deliveries of the product will not begin until fiscal year 1997, which begins in April of 1996. The product will be initially aimed at full service restaurants, but will also have broad potential for quick service restaurants.

     As of January 31, 1996, the Company's backlog was approximately $325,000, as compared with a corresponding backlog of approximately $726,000 as of January 20, 1995. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMTREX SYSTEMS CORPORATION

                                          (Registrant)

Date:   February 12, 1996            By:  /s/
      ---------------------             ------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer

Date:   February 12, 1996            By: /s/
      ---------------------             ------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer