Form 10KSB
period 1996-03-31
COMTREX SYSTEMS CORP
filed 1996-06-28
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ x ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended March 31, 1996.

[   ]   Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934  [No Fee Required]

Commission file number  0-13732

                           COMTREX SYSTEMS CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                    22-2353604
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

102 Executive Drive, Moorestown, NJ         08057
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number                   (609)  778-0090

Securities to be registered under
Section 12(b) of the Act:                   None

Securities to be registered under
Section 12(g) of the Act:                   Common Stock, par value $.001
                                            (Title of class)

                                            Nasdaq Small Cap Market
                                            (Name of each exchange on which
                                             registered)

Check  whether the issuer (1) filed all reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]

Issuer's revenues for the fiscal year ended March 31, 1996 were $5,033,737.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1996 is $1,328,207.

As of June 14, 1996, there were outstanding 3,164,022 shares of the registrant's common stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders, to be filed on or before July 26, 1996 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes        No   x
                                                    -------   -------

Total number of pages of this report:                29
                                                 ---------
Index to exhibits located at page:                   11
                                                 ---------

                                     PART I

Item 1.  Business

INTRODUCTION

         Comtrex Systems Corporation (the "Company") was incorporated in New Jersey in April, 1981. At the Annual Meeting of Shareholders held November 28, 1988, the shareholders approved an Agreement and Plan of Merger, pursuant to which the state of incorporation of the Company was changed to Delaware. In February of 1989 the Company completed the statutory merger, whereby each share of the outstanding common stock of the New Jersey corporation was exchanged for one share of common stock of the Delaware corporation.

         The Company designs, develops, assembles and markets electronic terminals and computer software which provide target retailers with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in Canada, France, Belgium, Germany, Holland, Ireland, U.A.E., Turkey, the United Kingdom and Australia. Between March of 1992 and February of 1995, the Company's products were marketed in the United States by Sharp Electronics Corporation, under the Sharp brand name, under an exclusive distribution agreement signed in December of 1991. Under the agreement, the Company retained the ability to sell, on a direct basis, to certain large, national accounts. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States through its own distribution organization in March of 1995.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 14, 1996, the Company employed eight individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

PRODUCTS

         The Company's principal products are sophisticated terminals, developed and manufactured by the Company, which combine traditional cash register functions with the control and data gathering capabilities of a computerized system. The Company develops, and licenses the use of, software programs which provide enhanced reporting capabilities for its terminal systems and facilitate local and remote polling of information transfer between computers and the Company's terminal systems.

         The Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4400 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal years 1990 and 1991, the Sprint product was redesigned, and a family of terminals was introduced, significantly broadening the market potential for the product. The series was further redesigned in conjunction with the marketing agreement signed with Sharp in the third quarter of fiscal year 1992, and improvements in program functionality and available memory were added in fiscal year 1993. Sprint terminals are typically configured as elements in a communicating network of printers, video screens and a modem connection to a regional headquarters computer. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and a means to track and reward frequent customers of fast food establishments. There are several versions of software for the Sprint terminal designed for specific food service operators, and each of these can additionally be tailored for a specific operation. The Sprint family of terminals accounted for 37%, 40% and 31% of net sales in fiscal years 1996, 1995 and 1994, respectively.

         The SuperSprint terminal was first introduced in fiscal year 1989, and was designed principally to be sold to full service restaurants. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4500 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal year 1991, the SuperSprint product line was expanded with the introduction of a CRT based terminal. The series was further redesigned in the third quarter of fiscal year 1992, in conjunction with the marketing agreement with Sharp. During the latter half of fiscal year 1993, the Company began hardware and software development to expand the product line with the introduction of a touch entry terminal. During the second quarter of fiscal year 1994, the Company began initial deliveries of the touch entry terminal, both to Sharp Electronics and to its international dealer organization. During the third quarter of fiscal year 1995, the Company began initial deliveries of a 14" color touch entry terminal to the Canadian and International dealers. In March of 1995, the 14" color touch entry terminal became available to the Company's distribution organization within the United States. SuperSprint terminals are typically configured as elements in a communicating network of printers and video screens. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and an on-line interface to facilitate the handling of delivery and take-out orders by tracking customers' addresses and most recent orders. The SuperSprint family of terminals accounted for 63%, 53% and 60% of net sales in fiscal years 1996, 1995 and 1994, respectively.

         The Company will begin deliveries of a new point-of-sale product line in June of 1996. The product line is based on PC architecture, and generally available local-area-network technology. Included in the new product line is an active matrix, LCD touch entry terminal, along with touch entry color CRT and a keyboard and CRT terminal. The use of PC architecture components should result in greater acceptance by larger accounts, since the technology is generally available and not proprietary, as well as allow for greater processing capabilities at a reduced manufacturing cost. The product line has been designed to be continuously upgradeable, as PC technology continues to provide increased capabilities at lower costs, through high volume manufacturing economies. The new product line will address both the sit-down dining and the quick service market segments.

MANUFACTURING AND TECHNOLOGY

         The Company's manufacturing operations consist primarily of assembling various components, parts, sub-assemblies, and assemblies which are purchased. Many of these are manufactured to the Company's design and specifications. The component parts, sub-assemblies, and finished assemblies, whether purchased or assembled by the Company, are subject to quality control testing by the Company. The Company believes that alternative sources of supply for its components are available and that the loss of its current sources for components and purchased assemblies would not have a material adverse effect on the Company's business. The Company cannot estimate the effect on costs of parts and assemblies if it were required to use alternative sources, but it believes that such effect would not materially affect the profit contribution of such products to the Company.

         The Company holds all right, title and interest in two patents and has other patents pending. The issued patents are listed below.

PATENT NO.        DATE ISSUED               DURATION          DESCRIPTION
- ----------        -----------               --------          -----------
4,231,511         November 4, 1980          17 years           Waiter/Table Control for Cash Registers
D.295,874         May 24, 1988              14 years           Sprint Cash Register Housing

         The Company also has registered four (4) trademarks, none of which expires prior to 1998. The Company designs its own printed circuit cards and software for use in its products. While the technology used in the design and manufacture of most of the Company's products is generally known and available to others, the Company has taken and will continue to take steps to seek protection for its designs, trade names and trademarks and the products and software it has developed.

         The Company estimates that during the 1996, 1995, and 1994 fiscal years, it expended approximately $331,319, $291,101, and $269,836, respectively, (which amounts include capital expenditures of $166,327, $105,970, and $106,008, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

SALES, MARKETING AND DISTRIBUTION

         In December of 1991, the Company signed an OEM Agreement with Sharp Electronics Corporation. Under the Agreement, the Company developed and manufactured products which were private labeled with the Sharp brand name, for resale in the United States. The Agreement provided for the guaranteed delivery by the Company to Sharp of 7,200 terminals over a three year period. During the term of the Agreement, Sharp acquired distribution rights to all the Company's point-of-sale products in the United States, exclusive of certain customers and certain software products. The Company's OEM Agreement with Sharp called for minimum yearly purchases by Sharp of 2,400 terminals, allowing a minimum monthly quantity of 125 terminals. Purchases by Sharp, during fiscal years 1995 and 1994, did not meet the 200 terminal per month average level specified in the OEM Agreement. As specified in the OEM Agreement, Sharp Electronics paid a price adjustment fee to the Company based on the difference between 2,400 and the number of terminals actually ordered during each of the second and third contract years of the Agreement. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States in March of 1995 through a network of its own dealers.

         During fiscal year 1996, the Company's revenue stream was distributed among the network of U.S. and international dealers. There was no single dealer who purchased product in excess of 10% of net sales. While Sharp Electronics Corporation was the largest purchaser of the Company's products in fiscal years 1995 and 1994 with purchases of $2,356,849, or 41% of net sales, and $3,210,714, or 55% of net sales, respectively, sales to Sharp during fiscal year 1996 declined to $201,166, or 4% of net sales. Sales to Restaurant Data Systems
(RDS), the Company's distributor in France, in fiscal year 1996, were $298,440, accounting for 6% of net sales. Sales to RDS in fiscal years 1995 and 1994 were $462,944, or 8% of net sales, and $501,596, or 9% of net sales, respectively.

         The Company recorded foreign sales of $1,814,425, representing 36% of net sales, during fiscal year 1996 to dealers located primarily in Canada, France, Holland, Australia, Belgium, Ireland, U.A.E., Germany, Turkey and the United Kingdom. Foreign sales were $1,582,071, representing 28% of net sales, during fiscal year 1995, and $1,335,658, representing 23% of net sales, in fiscal year 1994.

         As of June 20, 1996, the Company's backlog was approximately $432,356 as compared with a backlog of $328,900 as of June 9, 1995. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

         The intelligent point-of-sale terminal industry is highly competitive. The Company and its dealers and distributors compete with a number of manufacturers. Many of these competitors have longer operating histories, greater financial resources, more substantial manufacturing capabilities and greater name recognition in the marketplace. Management believes that the key to growth will be the ability of the Company to supply an extremely reliable product, which is thoroughly tailored to the specific needs of the Company's target foodservice segment of the retailing industry. In order to expand the market share for Comtrex products in the United States, Canadian and International marketplace, the Company has increased the sales and customer support groups to both strengthen existing dealers and to solicit new dealers.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc. (AUBIS) which relate to the resale activity of the Comtrex point of sale products. AUBIS, an Atlanta, Georgia based provider of computerized information systems and network services for the foodservice and other industries, was an authorized Comtrex dealer. In conjunction with the acquisition of assets, the Company hired all of the employees of AUBIS who had been involved in the sale, installation and service activities of the Comtrex products. The Company opened a District Office and began direct sales and servicing of its products in both the Atlanta metropolitan area and the southeastern United States.

SERVICE AND WARRANTIES

         The Company warrants its products to its dealers for a six month period, including parts and labor, for repair or replacement at the Company's corporate facility in Moorestown, New Jersey. The products of the Company which are sold to customers by dealers are serviced on-site by dealer service personnel. Certain international distributors are provided up to a one year warranty, again on a repair or replacement basis at the Company's corporate facility. Certain of the Company's customers have chosen to service their equipment themselves and ship parts to the Company's facility for repair or exchange.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

EMPLOYEES

         As of June 14, 1996, the Company had 44 employees, all of whom were employed on a full time basis. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.

Item 2.  Properties

         The Company currently leases and occupies approximately 19,000 square feet of plant and office space in an industrial park in Moorestown, New Jersey. In May of 1993, the Company renewed its lease through September of 1997, and increased the previous 17,000 square feet of space by acquiring an additional 2,000 square feet beginning in July of 1993. The Company's property is suitable and adequate for the Company's operations, with sufficient productive capacity to meet the Company's current needs, and projected needs over the coming fiscal year. Should additional space be required to accommodate future growth, the Company believes that additional space is available in the immediate vicinity of its current location. In April of 1996, the Company leased approximately 1,800 square feet of primarily office space in an industrial park in the Powers Ferry area of Atlanta, Georgia. The lease has a three year term, and the facility serves as a District Office, engaging in the direct sale and service of the Company's products.

Item 3.  Legal Proceedings

         Mass Cash Register, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts on or about April 21, 1993. The plaintiff is a Massachusetts-based distributor of cash registers, which claimed that it had an agreement to work jointly with the Company to market and sell the Company's Sprint system cash registers to certain third party end-users. The plaintiff alleged that the Company breached that agreement by establishing a direct relationship with such end-users. While the Complaint filed by the plaintiff did not seek a specific amount of damages, the plaintiff was seeking compensation for the value of its efforts in assisting the Company and for the lost value of the business opportunity which, it claimed, it was denied. During the fiscal year ended March 31, 1996, the Company settled litigation. The Company is not involved in any material pending legal proceedings which could have any material adverse effects on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

Special Item.  Executive Officers of the Registrant

Name                        Age           Position
- ----                        ---           --------
Jeffrey C. Rice             46            President and Chief Executive Officer
Charles Hardin              41            Vice President of Engineering
Anthony S. Maladra          31            Secretary
Lisa J. Mudrick             34            Treasurer and Chief Financial Officer

         Jeffrey C. Rice has been President, Chief Executive Officer and a Director of the Company since February 1, 1989. From May of 1985 through January of 1989 he was a Director of American Business Computers Corporation, and served as its President and Chief Executive Officer from May 1, 1985 through April 30, 1986 and as President of a wholly owned subsidiary, ABC/SEBRN TechCorp, from November 1986 through January 1989. American Business Computers is a public company which sells computerized equipment and systems to the foodservice industry. From 1977 through January 1985, Mr. Rice served as President, Chief Executive Officer and a Director of MICROS Systems, Inc., a public company which supplies point-of-sale systems to the hospitality industry. Mr. Rice is a graduate of the University of Virginia, with a Bachelor of Science degree in Electrical Engineering.

         Charles Hardin was promoted to Vice President of Engineering of the Company in June 1995. Mr. Hardin has been an employee of the Company since its founding in 1981. From 1979 to 1981, Mr. Hardin was a hardware and software engineer for MKD Corporation, the predecessor corporation of Comtrex Systems. Prior to 1979, Mr. Hardin worked as an electrical engineer for the Hazeltine Corporation, where he had worked while attending college. Mr. Hardin is a graduate of Northeastern University, with a Bachelor of Science degree in Electrical Engineering.

         Anthony S. Maladra has been Director of Operations of the Company since November of 1990, and a member of the Board of Directors since August of 1992. From November of 1990 to August of 1995, Mr. Maladra served as Treasurer and since August of 1995 has served as corporate Secretary. Mr. Maladra has been a full-time employee of the Company since 1986 and has served in various capacities, including purchasing agent, manufacturing supervisor and dealer sales manager, prior to assuming his present position. Mr. Maladra is a graduate of Averett College, with a Bachelor of Science degree in Biology.

         Lisa J. Mudrick has been Vice President of Finance and Administration of the Company since February of 1994 and Treasurer since August of 1995. Ms. Mudrick has been a full-time employee of the Company since September of 1989 and served as Controller and Chief Accounting Officer until her appointment as Chief Financial Officer, and as corporate Secretary from 1990 to August of 1995. From 1986 to 1989, Ms. Mudrick was General Accounting Supervisor of Avant-Garde Computing, Inc., a public company which designs and sells systems to provide for secure, computer network communications for the financial and brokerage communities. Prior to her association with Avant-Garde, she held a position of cost accountant with Sybron Chemicals from 1985 to 1986. Ms. Mudrick is a graduate of the University of Dayton, with a Bachelor of Science degree in Business Administration.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Bid and asked prices for the Company's common stock (symbol "COMX") have been quoted on the Nasdaq Stock Market since July 1, 1985. Prior to May 11, 1988 the stock was traded on the Nasdaq National Market System and since that time has been traded in the Nasdaq Small Cap Market. The table below shows the range of closing bid prices for the period indicated as reported by Nasdaq. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               Bid Prices
                                               ----------
Year Ended March 31, 1995               High                 Low
- -------------------------               ----                 ---
  4/1/1994  -   6/30/1994               2 5/8                   3/4
  7/1/1994  -   9/30/1994               2                     1 1/2
  10/1/1994  - 12/31/1994               1 5/8                   3/4
  1/1/1995  -   3/31/1995               1                       3/4

Year Ended March 31, 1996               High                 Low
- -------------------------               ----                 ---
  4/1/1995  -   6/30/1995               1 1/8                 13/16
  7/1/1995  -   9/30/1995               1 1/4                   3/4
  10/1/1995  - 12/31/1995               1                     11/16
  1/1/1996  -   3/31/1996               15/16                   3/8

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                              Approximate Number
                                              of Record Holders
Title of Class                                (as of June  14, 1996)
- --------------                                ----------------------
Common Stock, $ .001 par value                         400 (1)

         (1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

DIVIDENDS

         The Company has never paid a dividend. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to holders of the common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY

         As of March 31, 1996, the Company had current assets of $2,475,270, including cash, cash equivalents, and certificates of deposit of $318,166, as compared to $2,834,476 and $1,000,719, respectively, as of March 31, 1995. The Company had current liabilities of $542,607 resulting in a current ratio of 4.6 as of March 31, 1996, compared to $563,416 and 5.0, respectively, as of March 31, 1995.

         The Company reported a net loss from operations of $233,748 during fiscal year 1996. The Company has net operating loss carryforwards of approximately $3,230,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         Cash and cash equivalents decreased by $532,553 during fiscal year 1996, and certificates of deposit declined by $150,000. Operating activities consumed $323,995 of cash, through the net loss of $233,748 and increases in both accounts receivable and inventory. Software development costs, principally those associated with the Company's new PC architecture product line, consumed $151,489 of cash, and purchases of property and equipment consumed another $59,719. The Company did not borrow under its line of credit during the fiscal year.

         The OEM Agreement executed between the Company and Sharp Electronics Corporation in December of 1991 expired as of March 1, 1995. Sharp represented 41% of the Company's total sales during fiscal year 1995, while sales to Sharp represented only 4% of total sales during fiscal year 1996. Since March 1 of 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized dealers in the U.S. During the term of the OEM Agreement, Sharp placed orders for delivery three months in advance, and payments were typically received within thirty days of shipment. The establishment of a dealer sales organization in the U.S. has required that the Company carry an increased level of accounts receivable and stock greater levels of work in process and finished goods inventory.

         In its report on Form 10-KSB for the fiscal year ended March 31, 1995, the Company indicated that it expected the combination of the increase in accounts receivable and inventory to approximate $450,000. During fiscal year 1996, the combination of accounts receivable and inventory increased by $465,763. With its distribution organization now established, the Company does not expect a corresponding increase in either inventories or accounts receivable in its next fiscal year.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products, and opened a District Office. Based on the acquisition consideration paid to AUBIS, the asset purchase was not a material transaction to the Company. The District Office sells the Company's products directly to end-user customers, primarily restaurants and quick service food outlets, in the metropolitan Atlanta area, as well as throughout the southeastern United States. In addition, the office provides training, installation and maintenance services, to end-user customers. The Company does extend terms to its end-user customers. Direct sales to end-users are generally accompanied by a down payment, and the terms extended are in line with the terms extended by the Company to its dealers. Inventory for sale to end-user customers will primarily be maintained at the Company's manufacturing facility in New Jersey. The Company does not anticipate a significant increase in working capital requirements in conjunction with its direct sales activities through the District Office in Atlanta.

         In August of 1995, the Company and NatWest Bank N.A. renewed an existing line of credit agreement. The agreement provides for borrowings of up to $750,000, (with a limitation depending on eligible receivables, as defined in the agreement), and expires on July 31, 1996. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. While the Company currently anticipates a renewal of this line of credit, there can be no assurances that the line of credit will be renewed, or if it is renewed, that the Company will receive the same borrowing limit or terms and conditions as the current line of credit. The Company did not borrow under its line of credit during the fiscal year. Should the line of credit be renewed, the Company would expect to utilize the credit facility from time to time for short term cash requirements. Should the line of credit with NatWest not be renewed, the Company would seek a line of credit with an alternative financial institution. As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company believes that it has adequate working capital to finance its projected operations for the coming fiscal year in the event that it is unsuccessful in either renewing its existing line of credit or obtaining a credit facility with an alternative financial institution.

RESULTS OF OPERATIONS

Year Ended March 31, 1996 Compared to the Year Ended March 31, 1995

         Net sales for the Company decreased 12% in fiscal year 1996, to $5,033,737, when compared with net sales of $5,689,882 for fiscal year 1995. Sales to Sharp Electronic Corporation declined from approximately $2,300,000, or 41% of net sales, in fiscal year 1995 to approximately $200,000, or 4% of net sales, in fiscal year 1996. The Company reported a net loss of $233,748, or $.07 per share, for the fiscal year ended March 31, 1996, as compared with net income of $238,427, or $.08 per share, for the prior fiscal year.

         The Company's OEM Agreement with Sharp Electronics Corporation expired March 1, 1995. Since then, the Company has entered into contractual Dealer Agreements with over eighty authorized Comtrex dealers in the U.S., most of whom had been selling the Company's products under the Sharp brand label during the preceding three year period. Sales through the Company's dealer network in fiscal year 1996 did not meet the expectation levels held by the Company's management at the beginning of the fiscal year. When the OEM Agreement expired, Sharp remained in possession of approximately 1,000 of the Company's terminals. The Company believes that this inventory was substantially liquidated by Sharp, through sales to dealers, during the Company's 1996 fiscal year. This inventory liquidation was at pricing significantly lower than the Company's selling price of new equipment to dealers. The Company believes that the majority of this inventory has now been sold by the dealers, and installed in end-user locations. However, the Company is aware that certain of its dealers still maintain a stock of equipment purchased from Sharp. This process has negatively impacted sales by the Company of new product.

         Sales and marketing and customer support expenses increased 16%, from $857,987 for fiscal year 1995, to $998,527 for fiscal year 1996. The sales and marketing and customer support departments were combined during the fiscal year in an effort to provide faster and more efficient support to the sales effort. Administrative costs were reduced by 3%, from $708,687 to $684,242, despite a significant increase in the number of transactions being processed.

         Cost of sales increased during the most recent fiscal year, from 63% of net sales, for fiscal year 1995, to 66% of net sales, for the most recent fiscal year. Cost of sales had been favorably impacted during fiscal year 1995 by the recognition of the price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics.

         Sales to the Canadian and international dealers increased from $1,582,071, or 28% of net sales, in fiscal year 1995, to $1,814,425, or 36% of net sales, in the current fiscal year.

         The Company believes that the process which it began in fiscal year 1996, of building and training a Comtrex dealer organization dedicated to systems for the foodservice market, is an investment in the future for market penetration of Comtrex products. The decision not to renew the Sharp OEM Agreement was part of a long term commitment to national advertising, working effectively with a dealer organization on significant regional accounts, and beginning direct sales and marketing activities to accounts which are national in scope. The Company intends to continue the process of soliciting new dealers, and continue the training process with its existing dealers, during fiscal year 1997.

         While an active dealer organization is the cornerstone of future sales in the U.S., the Company will consider opening additional District Offices in areas where the market for the Company's products is strong, but current dealer representation has been unsuccessful in generating significant sales.

         The Company began an advertising campaign in Nation's Restaurant News in August of 1995, aimed at increasing name and brand awareness for Comtrex Systems and its products. The Company has commitments to carry this program through fiscal year 1997. In addition, the Company has commitments to participate in numerous national and regional trade shows.

         Initial product deliveries of a new generation product line are scheduled to begin in June of 1996. Based on open architecture PC technology, this new generation has been in engineering design over the past twelve months. The product will initially be aimed at full service restaurants, but will also have broad appeal for quick service outlets.

         As of June 20, 1996, the Company's backlog was approximately $432,356 as compared with a backlog of $328,900 on June 9, 1995. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

Year Ended March 31, 1995 Compared to the Year Ended March 31, 1994

         Net sales for the Company decreased 3% in fiscal year 1995, to $5,689,882, when compared with net sales of $5,851,917 for fiscal year 1994. Sales to Sharp Electronic Corporation declined from approximately $3,200,000, or 55% of net sales, in fiscal year 1994 to approximately $2,300,000, or 41% of net sales, in fiscal year 1995. This decline in net sales to Sharp was offset by growth in sales to U.S. dealers, to international distributors and to Dunkin' Donuts franchisees. The Company reported net income of $238,427, or $.08 per share, for the fiscal year ended March 31, 1995, as compared with a net income of $459,654, or $.15 per share, for the prior fiscal year.

         Sales and marketing, customer support and administrative expenses increased 11%, from $1,405,531 for fiscal year 1994, to $1,566,674 for fiscal year 1995. The increase in sales and marketing, customer support and administrative expenses was primarily the result of the Company's expansion and reorganization process of both its sales and customer support capabilities.

         Cost of sales declined during fiscal year 1995, from $3,747,140, or 64% of net sales, for fiscal year 1994, to $3,589,779, or 63% of net sales. Cost of sales was favorably impacted by the recognition of the price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics.

         Sales to the Canadian and international dealers increased from $1,335,658, or 23% of net sales, in fiscal year 1994, to $1,582,071, or 28% of net sales, in fiscal year 1995. Sales of equipment, software and support to Dunkin' Donuts franchisees increased by 29% to $467,489 during fiscal year 1995 over sales of $363,196 during fiscal year 1994.

         As of June 9, 1995, the Company's backlog was approximately $328,900 as compared with a backlog of $725,761 on June 8, 1994.

Item 7.  Financial Statements

         See Item 13 (a) in Part III of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

         Information regarding the Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders. For information concerning the executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10.  Executive Compensation

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements (included in this report):

         Independent Auditors' Report
         Balance Sheets at March 31, 1996 and 1995
         Statements of Operations for the years ended March 31, 1996, 1995 and 1994
         Statements of Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994
         Statements of Cash Flow for the years ended March 31, 1996, 1995 and
         1994
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 1996, 1995 and 1994

         All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3.    Exhibits Filed Pursuant to Item 601 of Regulation S-K:

3.1 *(3)          Certificate of Incorporation of the Company

3.2 *(4)          By-Laws, as amended, of the Company

10.1 *(3)         Agreement and Plan of Merger of the Company and Comtrex
                  Systems Corporation, a New Jersey Corporation

10.2 *(2)         1985 Employee Incentive Stock Option Plan of the Company

10.3 *(2)         1985 Non-Qualified Stock Option Plan of the Company

10.4 *(7)         1992 Non-Qualified Stock Option Plan of the Company

10.5 *(6)         OEM Agreement between the Company and Sharp Electronics
                  Corporation dated as of December 16, 1991

10.6 *(8)         Asset Purchase Agreement between Inscerco Mfg. Inc. and the
                  Company dated as of August 21, 1992

10.7 *(9)         1995 Employee Incentive Stock Option Plan of the Company

24.1 *(1)         Consent of Drucker, Math & Whitman, P.C.

25 *(1)           Powers of Attorney

- ------------
*(1)     Filed herewith.

*(2) Incorporated by reference from the Company's registration statement on Form S-18. (File No. 2-97898-NY).

*(3) Incorporated by reference to exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 26, 1988.

*(4) Incorporated by reference to exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.

*(5) Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission on June 30, 1989.

*(6) Incorporated by reference to exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on December 19, 1991.

*(7) Incorporated by reference to exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.

*(8) Incorporated by reference to exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on September 4, 1992.

*(9) Incorporated by reference to exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.

b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 1996, no current reports on Form 8-K were filed with the Securities and Exchange Commission.

Note: The financial statement schedules and the exhibits included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission have not been included in the printed copy of this report to be mailed to the Company's shareholders. Those materials can be obtained by writing to: Investor Relations, Comtrex Systems Corporation, 102 Executive Drive, Moorestown, NJ 08057.

                          Independent Auditors' Report

Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey

We have audited the accompanying balance sheets of Comtrex Systems Corporation (a Delaware corporation) as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 1996 in conformity with generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 1996, 1995 and 1994 listed under Item 13(a) 2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.




                                              DRUCKER,  MATH & WHITMAN,  P.C.


North Brunswick, New Jersey
June 11, 1996

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                      March 31,
                                                                                      ------------------------------------
                                                                                          1996                     1995
                                                                                      -----------             ------------
Current assets:
  Cash and cash equivalents                                                           $   218,166              $   750,719
  Certificate of deposit                                                                  100,000                  250,000
  Accounts receivable, net of reserve
   of $166,742 in 1996 and $180,826 in 1995                                             1,084,254                  907,615
  Notes and other receivables                                                              51,936                   63,767
  Inventories                                                                             929,885                  760,250
  Prepaid expenses and other                                                               91,029                  102,125
                                                                                      -----------              -----------

       Total current assets                                                             2,475,270                2,834,476
                                                                                      -----------              -----------

Property and equipment:
  Machinery and equipment                                                                 687,315                  642,560
  Office furniture and equipment                                                          262,785                  247,822
  Leasehold improvements                                                                    8,168                    8,168
                                                                                      -----------              -----------
                                                                                          958,268                  898,550
  Less accumulated depreciation                                                      (    815,742)            (    734,647)
                                                                                      -----------              -----------

       Net property and equipment                                                         142,526                  163,903
                                                                                      -----------              -----------

Other assets, software development costs,
 net of amortization                                                                      250,998                  122,322
                                                                                      -----------              -----------

                                                                                      $ 2,868,794              $ 3,120,701
                                                                                      ===========              ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $   431,581              $   393,168
  Accrued expenses:
    Payroll                                                                                58,400                   89,556
    Payroll taxes                                                                              --                    2,327
    Other                                                                                  52,626                   78,365
                                                                                      -----------              -----------

       Total current liabilities                                                          542,607                  563,416
                                                                                      -----------              -----------

Commitments and contingency

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                                                              --                        --
  Common stock, $.001 par value, 5,000,000 shares
    authorized, 3,164,022 and 3,159,022 shares issued
    and outstanding in 1996 and 1995, respectively                                          3,165                    3,160
  Additional paid-in capital                                                            5,315,970                5,313,325
  Accumulated deficit                                                                (  2,992,948)            (  2,759,200)
                                                                                      -----------              -----------

       Total shareholders' equity                                                       2,326,187                2,557,285
                                                                                      -----------              -----------

                                                                                      $ 2,868,794              $ 3,120,701
                                                                                      ===========              ===========

                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                                                     1996                   1995                   1994
                                                                 -----------            -----------            -----------
Net sales                                                        $ 5,033,737            $ 5,689,882            $ 5,851,917
                                                                 -----------            -----------            -----------

Costs, expenses, and other:
  Cost of sales                                                    3,339,337              3,589,779              3,747,140
  Administrative                                                     684,242                708,687                642,062
  Research and development                                           164,992                185,130                163,829
  Sales and marketing                                                678,530                499,875                385,663
  Customer support                                                   319,997                358,112                377,806
  Depreciation and amortization                                      103,909                131,589                 84,059
  Interest income, net                                         (      23,522)          (     21,717)          (      8,296)
                                                                -------------           -----------            -----------

                                                                   5,267,485              5,451,455              5,392,263
                                                                ------------            -----------            -----------

Income (loss) before income
 taxes and extraordinary credit                                (     233,748)               238,427                459,654

Provision for income taxes                                                --                 96,000                184,000
                                                                ------------            -----------            -----------

Income (loss) before
 extraordinary credit                                          (     233,748)               142,427                275,654


Extraordinary credit, reduction of income taxes
 arising from carryforward of prior years'
 operating losses                                                         --                 96,000                184,000
                                                                ------------            -----------            -----------

Net income (loss)                                              ($    233,748)           $   238,427            $   459,654
                                                                ============            ===========            ===========

Earnings (loss) per common and
 common equivalent share:
  Income (loss) before extraordinary credit                     $       (.07)           $       .05            $       .09
  Extraordinary credit                                                    --                    .03                    .06
                                                                ------------            -----------            -----------

                                                                $       (.07)           $       .08            $       .15
                                                                ============            ===========            ===========

Weighted average shares outstanding,
 including common stock equivalents                                3,163,814              3,170,243              3,138,043
                                                                ============            ===========            ===========

                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                            Common Stock
                                    ----------------------------         Additional                             Total
                                      Shares                              paid-in         Accumulated       shareholders'
                                      issued           Amount             capital           deficit            equity
                                    ----------       -----------         ----------         ----------        ----------
Balance,  March 31,  1993            3,062,522       $     3,063         $5,256,267        ($3,457,281)       $1,802,049

Issuance of common stock,
 exercise of options                    28,000                28             18,732                 --            18,760

Net income                                  --                --                 --            459,654           459,654
                                    ----------       -----------         ----------         ----------        ----------

Balance,  March 31,  1994            3,090,522             3,091          5,274,999        ( 2,997,627)        2,280,463

Issuance of common  stock,
 exercise of options                    68,500                69             38,326                 --            38,395

Net income                                  --                --                 --            238,427           238,427
                                    ----------       -----------         ----------         ----------        ----------

Balance,  March 31,  1995            3,159,022             3,160          5,313,325        ( 2,759,200)        2,557,285

Issuance of common  stock,
 exercise of options                     5,000                 5              2,645                 --             2,650

Net loss                                    --                --                 --           (233,748)         (233,748)
                                    ----------       -----------         ----------         ----------        -----------

Balance,  March 31,  1996            3,164,022       $     3,165         $5,315,970        ($2,992,948)      ($2,326,187)
                                    ==========       ===========         ==========         ==========        ==========

                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                    1996                   1995                   1994
                                                                ------------          -------------          -------------
Cash flows from operating activities:
  Net income (loss)                                            ($    233,748)         $     238,427          $     459,654
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                    103,909                127,138                 84,059
    Provision for losses on accounts receivable                       44,780                 19,809                 70,205
    Provision for losses on inventories                               75,609                 52,800                114,767
  Changes in assets and liabilities:
      Certificate of deposit                                         150,000         (      250,000)                    --
      Accounts receivable                                      (     220,519)               185,486         (      320,479)
      Notes and other receivables                                     11,831         (       21,745)        (       25,222)
      Inventories                                              (     245,244)        (      160,457)               167,359
      Prepaid expenses and other                                      11,096         (       27,855)                 7,518
      Accounts payable                                                38,413         (       19,067)                21,492
      Accrued expenses                                         (      60,122)                30,663         (       32,329)
                                                                ------------          -------------          -------------

    Net cash provided (used) by operating activities           (     323,995)               175,199                547,024
                                                                ------------          -------------          -------------

Cash flows from investing activities:
  Purchases of property and equipment                          (      59,719)        (      107,426)        (       54,445)
  Software development costs                                   (     151,489)        (       99,595)        (      104,894)
                                                                -------------         -------------          -------------

    Net cash used in investing activities                      (     211,208)        (      207,021)        (      159,339)
                                                                -------------         -------------          -------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit                           --                 75,000                375,000
  Repayments under line of credit                                         --         (       75,000)        (      375,000)
  Proceeds from issuing equity securities                              2,650                 38,395                 18,760
                                                                ------------          -------------          -------------

    Net cash provided by financing activities                          2,650                 38,395                 18,760
                                                                ------------          -------------          -------------

    Net increase (decrease) in cash                                 (532,553)                 6,573                406,445

Cash and cash equivalents, beginning of year                         750,719                744,146                337,701
                                                                ------------          -------------          -------------

Cash and cash equivalents, end of year                          $    218,166          $     750,719          $     744,146
                                                                ============          =============          =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                        $         --          $        317           $       1,351
                                                                ============          ============           =============

                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of business:

        Comtrex Systems Corporation ("Company") is a Delaware corporation. The Company designs, develops, assembles and markets electronic terminals and computer software which provide retailers with transaction processing, in-store controls and management information. In December, 1991, the Company entered into a three year agreement granting Sharp Electronics Corporation exclusive United States distribution rights. This agreement expired at the end of February, 1995, and was not renewed. In March of 1995, the Company began selling in the United States through its own distribution organization.

        Inventories:

        Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

        Property and equipment:

        Property and equipment are stated at cost. Maintenance and repairs are expensed, while betterments are capitalized. When an asset is disposed of, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is charged to operations.

        Software revenue recognition:

        Revenue is recognized from sales of software when the program is shipped.

        Depreciation:

        Depreciation is computed by both straight-line and accelerated methods over the useful lives of the assets which are three to seven years.

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $16,310, $52,085, and $32,362 for the years ended March 31, 1996, 1995 and 1994, respectively.

        Income (loss) per share:

        Income (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted income per share is not presented as the effect would be anti-dilutive. In 1996, common share equivalents were not considered in the calculation of loss per share as the effect would be anti-dilutive.

        Cash equivalents:

        The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES (continued):

        Concentrations of credit risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments and accounts receivable.

        The Company places its cash and temporary cash investments with high quality financial institutions. The Company has not incurred losses related to these financial instruments. Accounts receivable are primarily from distributors of the Company's equipment and consist of domestic and foreign entities. The Company minimizes credit risk by obtaining bank and trade references, and primarily for foreign customers, by obtaining advance deposits or letters of credit. The Company reviews its accounts receivable monthly and provides allowances for potential uncollectible accounts. See Note 4.

2.      USE OF ESTIMATES:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.      INVENTORIES:

                                                                      1996                    1995
                                                                   ----------              ----------
        Raw materials                                              $  827,393              $  652,510
        Work-in-process                                               159,782                 113,959
        Finished goods                                                 30,765                  48,773
        Reserve for excess and obsolete inventory                 (    88,055)            (    54,992)
                                                                   ----------              ----------
                                                                   $  929,885              $  760,250
                                                                   ==========              ==========

4.      SIGNIFICANT CUSTOMERS:

        Two customers accounted for a substantial portion of sales and receivables:

                                                   % of Sales                          % of Receivables
                                            Fiscal Year Ended March 31,                 as of March 31,
                                    ------------------------------------------     ---------------------------
                                       1996            1995            1994            1996            1995
                                    ----------      ----------      ----------     -----------     -----------
         Customer "A"                   6%              8%             9%              43%             41%
         Customer "B"                   4%             41%            55%              --               3%

        The Company sells its products internationally. Foreign sales were 36%, 28% and 23% in 1996, 1995 and 1994, respectively. Customer "A" is a foreign corporation.

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



5.      STOCK OPTION PLANS:

        1985 employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 400,000. The plan provides for the granting of options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant and the options expire not later than the tenth anniversary from the date of grant. Through March 31, 1993, 183,000 options were exercised. Following is a summary of activity:

                                                                              Outstanding Options
                                           Available           -----------------------------------------------
                                           for Grant            Number          Price Range            Total
                                           --------            --------     -------------------        -------
Balance, March 31, 1993                     123,000              94,000     $ .47    -    $1.06        $58,980
        Granted                           (  15,000)             15,000                    .84          12,600
        Exercised                                --           (   8,000)                   .47        (  3,760)
                                           --------            --------     -------------------        -------

Balance, March 31, 1994                     108,000             101,000       .47    -     1.06         67,820
        Granted                           (  25,000)             25,000                    .81          20,250
        Forfeited                             5,000           (   5,000)                   .47        (  2,350)
        Exercised                                --           (  56,000)      .47    -      .53       ( 29,020)
                                           --------            --------     -------------------        -------

Balance, March 31, 1995                      88,000              65,000       .53    -     1.06         56,700
        Forfeited                            10,000           (  10,000)      .81    -      .84       (  8,250)
        Expiration of plan                (  98,000)                 --              -                      --
        Exercised                                --           (   5,000)                    .53       (  2,650)
                                           --------            --------     -------------------        -------

Balance, March 31, 1996                          --              50,000     $ .81    -    $1.06        $45,800
                                           ========            ========     ===================        =======

         1992 Nonqualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 150,000 shares. Under this plan, options are exercisable at any time for a period of five years from date of grant. Outstanding options at March 31, 1996 expire in 1997 and through 2000. Following is a summary of activity:

                                                                              Outstanding Options
                                           Available           -----------------------------------------------
                                           for Grant            Number          Price Range            Total
                                           --------            --------     -------------------        -------
Balance, March 31, 1993                     123,000              27,000     $ .88    -    $1.50        $33,060
        Granted                           (  12,000)             12,000                     .88         10,560
                                           --------            --------     -------------------        -------

Balance, March 31, 1994                     111,000              39,000       .88    -     1.50         43,620
        Granted                           (  12,000)             12,000                    1.75         21,000
                                           --------            --------     -------------------        -------

Balance, March 31, 1995                      99,000              51,000       .88    -     1.75         64,620
        Granted                           (  12,000)             12,000                     .81          9,720
                                           --------            --------     -------------------        -------

Balance, March 31, 1996                      87,000              63,000     $ .81    -    $1.75        $74,340
                                           ========            ========     ===================        =======

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



5.      STOCK OPTION PLANS  (continued):

        1985 Nonqualified stock option plan:

        All options under this Plan expired in 1994.

        1995 employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 250,000 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. The options expire not later than the tenth anniversary from the date of grant.

                                                                              Outstanding Options
                                           Available           -----------------------------------------------
                                           for Grant            Number          Price Range            Total
                                           --------            --------     -------------------        -------
        Approval of plan                    250,000               -                          --             --
        Granted                           (  53,000)             53,000                     .63        $33,390
                                           --------            --------     -------------------        -------

Balance, March 31, 1996                     197,000              53,000                     .63        $33,390
                                           ========            ========     ===================        =======


6.      ACCRUED PRICE ADJUSTMENT FEE:

        The agreement with Sharp Electronics Corporation ("Sharp") (see Note 1) provided for minimum purchase quantities by Sharp. During fiscal years 1995 and 1994, Sharp did not purchase sufficient quantities to cover their commitment. The Company billed Sharp, and Sharp paid, $207,000 and $74,000 in fiscal years 1995 and 1994, respectively, which amounts are included in net sales.

7.      INCOME TAXES:

        The statements of operations reflect a provision for income taxes at the rate of 40 percent, which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent. The provisions for income taxes are offset by an extraordinary credit which arises from the utilization of prior years' operating losses.

        The Company has net operating loss carryforwards of approximately $3,230,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.

8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire in September, 1997. Rent expense was approximately $141,000, $145,000 and $144,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Rental commitments under noncancelable operating leases are as follows: 1997, $119,000; 1998, $50,000.

        In August, 1995, the Company and a bank renewed an existing line of credit agreement. The agreement provides for borrowings of up to $750,000, (with a limitation depending on eligible receivables, as defined in the agreement), and expires on July 31, 1996. Borrowings bear interest at the bank's prime rate, and are collateralized by substantially all assets of the Company.

        On July 1, 1994, the Company established a 401(k) plan ("Plan"). Substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2% of the employee's earnings. The Company's contribution to the Plan were $14,967 and $12,357 in the fiscal years ending March 31, 1996 and 1995, respectively.

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



9.      NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS:

        The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Sock-Based Compensation" ("FAS 123"), FAS 123 requires an entity to adopt either a fair value based method of accounting for stock-based compensation or to continue to measure compensation cost as prescribed by the previously issued APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting prescribed by APB 25 must present pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in the Company's fiscal year beginning April 1, 1996. The disclosure requirements of FAS 123 are effective for financial statements for the Company's fiscal year beginning April 1, 1996. The pro forma disclosures required if the Company elects to continue to account for compensation cost as prescribed by APB 25 must include the effects of all awards granted in the company's fiscal year beginning April 1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.

                           COMTREX SYSTEMS CORPORATION

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994






Column A                                Column B         Column C          Column C          Column D           Column E
- --------------                      ------------     ------------      ------------     -------------       ------------

                                                          Charged           Charged                              Balance
                                      Balance at         to costs                to                                   at
                                       beginning              and             other                               end of
Description                            of period         expenses          accounts        Deductions             period
- --------------                      ------------     ------------      ------------     -------------       ------------
Year ended March 31, 1994:

 Reserve for bad debts              $     106,885    $       70,205    $            -    ($     12,031)(1)   $     165,059
                                    =============    ==============    ==============     ============       =============

 Reserve for excess and
  obsolete inventory                $      86,167    $      114,767    $            -    ($    115,487)(1)   $      85,447
                                    =============    ==============    ==============     ============       =============

Year ended March 31, 1995:

 Reserve for bad debts              $     165,059    $       19,809    $            -    ($      4,042)(1)   $     180,826
                                    =============    ==============    ==============     ============       =============

 Reserve for excess and
  obsolete inventory                $      85,447    $      52,800     $            -    ($     83,255)(1)   $      54,992
                                    =============    =============     ==============     ============       =============

Year ended March 31, 1996:

 Reserve for bad debts              $     180,826    $       44,780    $            -    ($     58,864)(1)   $     166,742
                                    =============    ==============    ==============     ============       =============

 Reserve for excess and
  obsolete inventory                $      54,992    $       75,609    $            -    ($     42,546)(1)   $      88,055
                                    =============    ==============    ==============     ============       =============






(1) Write-offs against reserve

                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement on Form S-8, bearing Registration No. 33-32994, and the Registration on Form S-3, bearing Registration No. 33-38529, and the Registration Statement on Form S-8, bearing Registration No. 33-93560, of our report, dated June 11, 1996, appearing on page 13 of this Annual Report on Form 10-KSB, on the financial statements of Comtrex Systems Corporation appearing on pages 14 to 23 of this Annual Report on Form 10-KSB for the year ended March 31, 1996.


                                            DRUCKER, MATH & WHITMAN, P.C.

North Brunswick, New Jersey
June 21, 1996

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1996





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1996, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






 /s/                                            June 27, 1996
- -----------------------------                   ------------------------------
Sidney Dworkin                                  Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1996





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1996, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





/s/                                           June 27, 1996
- -------------------------------               --------------------------------
Larry Irwin                                   Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1996





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1996, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





 /s/                                         June 27, 1996
- --------------------------------             --------------------------------
William A. Landman                           Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1996





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1996, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





/s/                                            June 27, 1996
- ---------------------------------              -------------------------------
Nathan Lipson                                  Date

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMTREX SYSTEMS CORPORATION


Date:    June 27, 1996               By:  /s/
                                          -------------------------------------
                                          Jeffrey C. Rice, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Title                                       Date
- ---------                                            -----                                       ----
/s/                                                  President, Director and                     June 27, 1996
- ------------------------------------                 Principal Executive Officer
Jeffrey C. Rice


/s/                                                  Principal Financial and                     June 27, 1996
- ------------------------------------                 Accounting Officer
Lisa J. Mudrick


/s/                                                  Director                                    June 27, 1996
- ------------------------------------
Anthony S. Maladra


  *                                                  Director                                    June 27, 1996
- ------------------------------------
Sidney Dworkin


  *                                                  Director                                    June 27, 1996
- ------------------------------------
Larry Irwin


  *                                                  Director                                    June 27, 1996
- ------------------------------------
William A. Landman


                                                     Director                                    June 27, 1996
- ------------------------------------
Alan G. Schwartz


  *                                                  Director                                    June 27, 1996
- ------------------------------------
Nathan Lipson


* By   /s/
    --------------------------------
    Jeffrey C. Rice
    Attorney-in-Fact

                                       29

