Form 10-Q
period 1996-06-30
COMTREX SYSTEMS CORP
filed 1996-08-14
CIK 769525

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732



                           COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         22-2353604
- --------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          identification No.)

102 Executive Drive, Moorestown, NJ                         08057-4224
- ----------------------------------------                 -----------------
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

                      Yes     X     No
                           -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at July 26, 1996
- -----                                            ----------------------------
Common Stock, par value $.001                            3,164,022

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                         These statements are unaudited.

                                     ASSETS

Current assets:                                                 June 30, 1996      March 31, 1996
                                                                -------------      --------------
  Cash and cash equivalents                                      $   277,794        $   218,166
  Certificate of deposit                                             100,000            100,000
  Accounts receivable, net of reserve of
    $166,742 and $141,037 as of 3/31/1996
    and 6/30/1996, respectively                                    1,116,463          1,084,254
  Note receivable and accrued interest                                34,949             51,936
  Inventories                                                      1,138,570            929,885
  Prepaid expenses and other                                          87,724             91,029
                                                                 -----------        -----------
      Total current assets                                         2,755,500          2,475,270
                                                                 -----------        -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                                     1,018,638            958,268
  Less - accumulated depreciation                                   (836,406)          (815,742)
                                                                 -----------        -----------
      Net property and equipment                                     182,232            142,526
                                                                 -----------        -----------

Other assets:
  Purchased and capitalized software
    and design                                                       948,572            894,393
  Less - accumulated amortization and
    depreciation                                                    (649,715)          (643,395)
                                                                 -----------        -----------
      Total other assets                                             298,857            250,998
                                                                 -----------        -----------

        TOTAL ASSETS                                             $ 3,236,589        $ 2,868,794
                                                                 ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   708,189        $   431,581
  Accrued expenses                                                   105,361             85,587
  Customer deposits                                                   45,888             25,439
                                                                 -----------        -----------
      Total current liabilities                                      859,438            542,607
                                                                 -----------        -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                 --                 --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022
    issued and outstanding as of
    6/30/1996 and 3/31/1996                                            3,165              3,165
  Additional paid-in capital                                       5,315,970          5,315,970
  Accumulated deficit                                             (2,941,984)        (2,992,948)
                                                                 -----------        -----------
      Total shareholders' equity                                   2,377,151          2,326,187
                                                                 -----------        -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 3,236,589        $ 2,868,794
                                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                         These statements are unaudited.

                                                             Three months ended
                                                                  June 30,
                                                      1996                      1995
                                                  --------------------------------------
Net sales                                         $ 1,485,856                $ 1,320,172
                                                  -----------                -----------
Costs and expenses
  Cost of sales                                       907,040                    877,050
  Administrative                                      170,062                    181,953
  Research and
    development                                        29,239                     42,250
  Sales and marketing                                 197,177                    167,741
  Customer support                                    108,537                     86,010
  Depreciation and
    amortization                                       26,984                     26,401
                                                  -----------                -----------

                                                    1,439,039                  1,381,405
                                                  -----------                -----------
  Income (loss) from operations                        46,817                    (61,233)
Interest income, net                                    4,147                      6,535
                                                  -----------                -----------
Income (loss) before income taxes
Provision for income taxes                            (20,386)                      --
                                                  -----------                -----------
Income (loss) before extraordinary credit              30,578                    (54,698)
Extraordinary credit, reduction
  of income taxes arising from
  carryforward of prior years'
  operating losses                                     20,386                       --
                                                  -----------                -----------
Net income (loss)                                 $    50,964                $   (54,698)
                                                  ===========                ===========
Per share data:
  Income (loss) before extraordinary credit       $       .01                $      (.02)
  Extraordinary credit                            $       .01                $       .00
                                                  -----------                -----------
  Net income (loss)                               $       .02                $      (.02)
                                                  ===========                ===========
  Weighted average
    shares outstanding                              3,171,523                  3,167,678
                                                  -----------                -----------

   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                         These statements are unaudited.

                                                          Three months ended
                                                                June 30,
                                                          1996           1995
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  50,964        $ (54,698)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities -
      Depreciation and amortization                      26,984           26,401
      Provisions for losses on accounts
        receivable                                       12,200           13,205
      Provisions for losses on inventories               33,000           19,825
    (Increase) decrease in -
      Certificate of deposit                               --               --
      Accounts receivable                               (44,409)        (388,362)
      Note receivable                                    16,987            3,747
      Inventories                                      (241,685)        (388,795)
      Prepaid expenses and other                          3,305           23,346
    Increase (decrease) in -
      Accounts payable                                  276,608          272,142
      Accrued expenses                                   19,774          (12,573)
      Customer deposits                                  20,449           (8,974)
                                                      ---------        ---------
        Net cash provided by (used in)
          operating activities                          174,177         (494,736)
                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                           --               --
  Purchases of property and equipment                   (60,370)         (43,196)
  Purchases of software and capitalized
    software and design                                 (54,179)         (29,288)
                                                      ---------        ---------
        Net cash provided by (used in)
          investing activities                         (114,549)         (72,484)
                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit            --               --
  Repayments under line of credit                          --               --
  Proceeds from issuing equity securities                  --              2,650
                                                      ---------        ---------
        Net cash provided by financing
          activities                                       --              2,650
                                                      ---------        ---------
        Net increase (decrease) in cash                  59,628         (564,570)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          218,166          750,719
                                                      ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                277,794          186,149
                                                      ---------        ---------

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

2.       Inventories:

                               June 30,         March 31,
                                1996             1996
                             -----------      ----------
Raw materials                $  701,184       $  827,393
Work-in-process                 210,988          159,782
Finished goods                  347,454           30,765
Reserve for excess and
 obsolete inventory            (121,056)         (88,055)
                             ----------       ----------
                             $1,138,570       $  929,885
                             ==========       ==========


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Liquidity and Capital Resources

         As of June 30, 1996, the Company had total current assets of $2,755,500, including cash, cash equivalents and certificates of deposits of $377,794, as compared to $2,475,270 and $318,166, respectively, as of March 31, 1996. The Company had current liabilities of $859,438, resulting in a current ratio of 3.2 as of June 30, 1996, compared to $542,607 and 4.6, respectively, as of March 31, 1996.

         The Company reported net income of $50,964 for the three months ended June 30, 1996. The Company has net operating loss carryforwards of approximately $3,230,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         Operating activities generated $174,177 of cash during the first three months of fiscal year 1997, as compared with cash consumption of $494,736 for the corresponding prior year period. Cash and cash equivalents increased by $59,628 during the three month period of fiscal year 1997. Investing activities consumed $114,549 of cash, both as a result of purchased and capitalized software development costs and the purchase of the assets of AUBIS Hospitality Systems.

         Inventories, net of reserves, increased by $208,685 during the quarter, from $929,885 as of March 31, 1996 to $1,138,570 as of June 30, 1996. This
increase is due primarily to initial stocking of parts for the PCS-5000 series in anticipation of product release. First shipments of demonstration equipment were made late in June. Accounts receivable, net of reserves, rose by $32,209 during the first quarter as a result of increased sales over the fourth quarter of the preceding fiscal year.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products. The Company opened a District Office in Atlanta, to sell products directly to end-user customers, primarily restaurants and quick service food outlets, in both the metropolitan Atlanta area and throughout the southeastern United States. While the Company does extend terms to its end-user customers, direct sales are generally accompanied by a down payment. The terms extended to direct customers are in line with the terms extended by the Company to its dealers. Inventory for sale to end-users will primarily be maintained at the Company's manufacturing facility in New Jersey, although inventory for service of direct customers will be maintained in the Atlanta District Office. The Company does not expect any appreciable increase in either accounts receivable or inventories in conjunction with its direct sales efforts, other than through increases in sales through the Atlanta District Office.

         The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance the increases in accounts receivable and inventories.

         In July of 1996, the Company and Fleet Bank (formerly Nat West Bank N.A.) renewed an existing line of credit agreement, and extended the facility through July of 1997. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company.

         The Company did not borrow under this credit facility during the first quarter. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of June 30, 1996, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first quarter of fiscal year 1997 increased 13% to $1,485,856, as compared with corresponding sales of $1,320,172 during the first quarter of fiscal year 1996. Net income for the quarter of $50,964, or $.02 per share, compares favorably against the loss of $54,698, or $.02 per share, reported for the comparable prior year period.

         The Company's products are distributed in the United States through a network of approximately eighty authorized dealers. The Company does not intend to increase the number of its authorized dealers during fiscal year 1997, but rather to increase training and support programs for its existing dealers, and to seek alternative representation in areas where sales penetration of the Company's products is negligible.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products and opened a District Office. Sales through the District Office were approximately 20% of the Company's total revenues during the first quarter of fiscal year 1997. The Company will consider opening additional District Offices, as an alternative to seeking a new dealer relationship, in areas where current dealer representation has been unsuccessful in generating significant sales.

         Sales, marketing and customer support expenses increased from $253,751, or 19% of sales, for the first quarter of fiscal year 1996 to $305,714, or 21% of sales, during the most recent quarter. Substantially all of the operating expense of the Company's District Office is allocated to sales, marketing and customer support. Administrative expense declined to $170,062 during the most recent quarter, from $181,953 for the first quarter of fiscal year 1996.

         Cost of sales during the three months ended June 30, 1996 represented 61% of net sales, as compared to 66% of net sales for the comparable period last fiscal year. The Company realizes significantly higher gross margins on its direct sales to end-users than on sales to its dealers. Offsetting this higher gross margin are the fixed operating expenses of a direct sales office.

         As of July 26, 1996, the Company's backlog was approximately $310,857, as compared with a corresponding backlog of approximately $110,453 as of July 31, 1995. As stated earlier, the Company's U.S. dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. Sales by the Company's District Office are generally placed one or more months before actual delivery and installation. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 13, 1996            By:  /s/ Lisa J. Mudrick
      -------------------              -------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer


Date:   August 13, 1996            By:  /s/ Jeffrey C. Rice
      -------------------              --------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer