Form 10-Q/A
period 1996-06-30
COMTREX SYSTEMS CORP
filed 1996-08-14
CIK 769525

                                    FORM 10-Q/A



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

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                         These statements are unaudited.


                                                             Three months ended
                                                                  June 30,
                                                      1996                      1995
                                                  --------------------------------------
Net sales                                         $ 1,485,856                $ 1,320,172
                                                  -----------                -----------
Costs and expenses
  Cost of sales                                       907,040                    877,050
  Administrative                                      170,062                    181,953
  Research and
    development                                        29,239                     42,250
  Sales and marketing                                 197,177                    167,741
  Customer support                                    108,537                     86,010
  Depreciation and
    amortization                                       26,984                     26,401
                                                  -----------                -----------

                                                    1,439,039                  1,381,405
                                                  -----------                -----------
  Income (loss) from operations                        46,817                    (61,233)
Interest income, net                                    4,147                      6,535
                                                  -----------                -----------
Income (loss) before income taxes
  and extraordinary credit                             50,964                    (54,698)
Provision for income taxes                            (20,386)                      --
                                                  -----------                -----------
Income (loss) before extraordinary credit              30,578                    (54,698)
Extraordinary credit, reduction
  of income taxes arising from
  carryforward of prior years'
  operating losses                                     20,386                       --
                                                  -----------                -----------
Net income (loss)                                 $    50,964                $   (54,698)
                                                  ===========                ===========
Per share data:
  Income (loss) before extraordinary credit       $       .01                $      (.02)
  Extraordinary credit                            $       .01                $       .00
                                                  -----------                -----------
  Net income (loss)                               $       .02                $      (.02)
                                                  ===========                ===========
  Weighted average
    shares outstanding                              3,171,523                  3,167,678
                                                  -----------                -----------

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