Form 10-Q
period 1996-09-30
COMTREX SYSTEMS CORP
filed 1996-11-19
CIK 769525

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732



                           COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                                           22-2353604
--------------------------------------------------------------            -----------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer identification No.)


  102 Executive Drive, Moorestown, NJ                      08057-4224
----------------------------------------           -------------------------
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


Class                                            Outstanding at October 31, 1996
-----                                            -------------------------------
Common Stock, par value $.001                                 3,164,022

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                         These statements are unaudited.

                                     ASSETS
Current assets:                                             September 30, 1996  March 31, 1996
                                                            ------------------  --------------
  Cash and cash equivalents                                     $   182,582       $   218,166
  Certificate of deposit                                            100,000           100,000
  Accounts receivable, net of reserve of
    $166,742 and $156,573 as of 3/31/1996
    and 9/30/1996, respectively                                   1,101,451         1,084,254
  Note receivable and accrued interest                               22,636            51,936
  Inventories                                                       996,546           929,885
  Prepaid expenses and other                                         92,512            91,029
                                                                -----------       -----------
      Total current assets                                        2,495,727         2,475,270
                                                                -----------       -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                                    1,041,567           958,268
  Less - accumulated depreciation                                  (859,490)         (815,742)
                                                                -----------       -----------
      Net property and equipment                                    182,077           142,526
                                                                -----------       -----------

Other assets:
  Purchased and capitalized software
    and design                                                      978,369           894,393
  Less - accumulated amortization and
    depreciation                                                   (657,160)         (643,395)
                                                                -----------       -----------
      Total other assets                                            321,209           250,998
                                                                -----------       -----------

        TOTAL ASSETS                                            $ 2,999,013       $ 2,868,794
                                                                ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   583,615       $   431,581
  Accrued expenses                                                  129,657            85,587
  Customer deposits                                                  31,452            25,439
                                                                -----------       -----------
      Total current liabilities                                     744,724           542,607
                                                                -----------       -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                --                --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022
    issued and outstanding as of
    9/30/1996 and 3/31/1996, respectively                             3,165             3,165
  Additional paid-in capital                                      5,315,970         5,315,970
  Accumulated deficit                                            (3,064,846)       (2,992,948)
                                                                -----------       -----------
      Total shareholders' equity                                  2,254,289         2,326,187
                                                                -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 2,999,013       $ 2,868,794
                                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                         These statements are unaudited.

                                                 Three months ended                   Six months ended
                                                    September 30,                       September 30,
                                               1996              1995              1996              1995
                                           -----------       -----------       -----------      ------------

Net sales                                  $ 1,468,396       $ 1,261,495       $ 2,954,252      $  2,581,667

Costs and expenses
  Cost of sales                                966,645           867,819         1,873,685         1,744,869
  Administrative                               186,207           181,187           356,269           363,140
  Research and
    development                                 33,526            42,242            62,765            84,492
  Sales and marketing                          239,163           162,214           436,340           329,955
  Customer support                             138,474            79,374           247,011           165,384
  Depreciation and
    amortization                                30,529            26,740            57,513            53,141
                                           -----------       -----------       -----------      ------------

                                             1,594,544         1,359,576         3,033,583         2,740,981
                                           -----------       -----------       -----------      ------------

Loss from operations                          (126,148)          (98,081)          (79,331)         (159,314)

Interest income, net                             3,286             9,593             7,433            16,128
                                           -----------       -----------       -----------      ------------

Loss
  before income taxes
  and extraordinary credit                    (122,862)          (88,488)          (71,898)         (143,186)

Provision for income taxes                       --                --                --                --
                                           -----------       -----------       -----------      ------------

Loss before
  extraordinary credit                        (122,862)          (88,488)          (71,898)         (143,186)

Extraordinary credit,
  reduction of income
  taxes arising from
  carryforward of prior
  years' operating
  losses                                         --                --                --                --
                                           -----------       -----------       -----------      ------------

Net loss                                   $  (122,862)      $   (88,488)      $   (71,898)     $   (143,186)
                                           ===========       ===========       ===========      ============

Per share data:
  Loss before
    extraordinary credit                   $      (.04)      $      (.03)      $      (.02)     $       (.05)
  Extraordinary credit                             .00               .00               .00               .00
                                            ----------        ----------        ----------      ------------

  Net loss                                 $      (.04)      $      (.03)      $      (.02)     $       (.05)
                                           ===========       ===========       ===========      ============

  Weighted average
    shares outstanding                       3,174,746         3,164,022         3,170,193         3,163,189
                                           ===========       ===========       ===========      ============


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                         These statements are unaudited.

                                                           Six months ended
                                                             September 30,
                                                          1996           1995
                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  (71,898)  $  (143,186)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                       57,513        53,141
      Provisions for losses on accounts
        receivable                                        26,884        25,820
      Provisions for losses on inventories                50,000        39,253
    (Increase) decrease in -
      Certificate of deposit                                -          150,000
      Accounts receivable                                (44,081)     (397,086)
      Note receivable                                     29,300         8,909
      Inventories                                       (116,661)     (232,855)
      Prepaid expenses and other                          (1,483)       (5,877)
    Increase (decrease) in -
      Accounts payable                                   152,034       114,664
      Accrued expenses                                    44,070       (36,919)
      Customer deposits                                    6,013       (11,339)
                                                      ------------   -----------

        Net cash provided by (used in)
          operating activities                           131,691      (435,475)
                                                      ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                    (83,299)      (38,209)
  Purchases of software and capitalized
    software and design                                  (83,976)      (73,867)
                                                      ------------   -----------

        Net cash provided by (used in)
          investing activities                          (167,275)     (112,076)
                                                      ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit              -             -
  Repayments under line of credit                            -             -
  Proceeds from issuing equity securities                    -           2,650
                                                      -----------    -----------

        Net cash provided by (used in)
          financing activities                               -           2,650
                                                      -----------    -----------

        Net increase (decrease) in cash                  (35,584)     (544,901)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           218,166       750,719
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   182,582    $  205,818
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


2.       Inventories:

                                             September 30,         March 31,
                                                  1996               1996
                                              -----------        -----------

Raw materials                                 $   559,119        $   827,393
Work-in-process                                   310,225            159,782
Finished goods                                    265,258             30,765
Reserve for excess and
obsolete inventory                           (    138,056)      (     88,055)
                                              -----------        -----------

                                              $   996,546        $   929,885
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Liquidity and Capital Resources

         As of September 30, 1996, the Company had total current assets of $2,495,727, including cash, cash equivalents and certificates of deposits of $282,582, as compared to $2,475,270 and $318,166, respectively, as of March 31, 1996. The Company had current liabilities of $744,724, resulting in a current ratio of 3.4 as of September 30, 1996, compared to $542,607 and 4.6, respectively, as of March 31, 1996.

         The Company reported net losses of $122,862 and $71,898, respectively for the three month and six month periods ended September 30, 1996. Operating activities generated $131,691 of cash during the first six months of fiscal 1997, as compared with cash consumption of $435,475 for the corresponding prior year period. Cash and cash equivalents declined by $35,584 during the six month period of fiscal year 1997. Investing activities consumed $167,275 of cash, both as a result of purchased and capitalized software development costs and the purchase of the assets of AUBIS Hospitality Systems.

         Inventories, net of reserve, increased by $66,661 during the six month period, from $929,885 as of March 31, 1996 to $996,546 as of September 30, 1996. Inventories, net of reserve, decreased by $142,024 during the three month period ended September 30, 1996. This decrease is primarily the result of initial customer order shipments of our new product, PCS-5000. While first shipments of demonstration equipment were made in late June, shipments for installation orders were not made until late August. Accounts receivables, net of reserves, rose by $17,197 during the six month period while decreasing by $15,012 during the three month period ended September 30, 1996.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products. The Company opened a District Office in Atlanta, to sell products directly to end-user customers, primarily restaurants and quick service food outlets, in both the metropolitan Atlanta area and throughout the southeastern United States. While the Company does extend terms to its end-user customers, direct sales are generally accompanied by a down payment. The terms extended to direct customers are in line with the terms extended by the Company to its dealers. Inventory for the sale to end-users will primarily be maintained at the Company's manufacturing facility in New Jersey, although inventory for service of direct customers will be maintained in the Atlanta District Office. The Company does not expect any appreciable increase in either accounts receivable or inventories in conjunction with its direct sales efforts, other than through increases in sales through the Atlanta District Office.

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

         The Company did not borrow under this credit facility during the first six month period. The Company has borrowed under this credit facility subsequent to September 30, 1996 and expects to utilize its credit facility from time to time for short term cash requirements. As of September 30, 1996, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the second quarter of fiscal year 1997 increased 16% to $1,468,396, as compared with corresponding sales of $1,261,495 during the second quarter of fiscal year 1996. Sales for the six month period ended September 30, 1996 were $2,954,252, an increase of 14% over sales of $2,581,667 for the corresponding period during fiscal year 1996.

         The Company reported a net loss of $122,862, or $.04 per share, for the quarter ended September 30, 1996, resulting in a net loss for the current six month period of $71,898, or $.02 per share. For the second quarter and first six month period of the prior fiscal year, the company reported losses of $88,488, or $.03 per share, and $143,186, or $.05 per share, respectively.

         The loss for the most recent quarter is a result of increased cost of sales through the Company's dealer and distributor channels, increased sales and marketing expenses associated with new product promotion and increased customer support expenses.

         Cost of sales for the second quarter of fiscal year 1997 represented 66% of net sales, compared with 69% of net sales during the second quarter of the prior fiscal year. The year-to-year comparisons do not take into account the positive impact on cost of sales from the Company's direct sales office in Atlanta, opened April 1, 1996. Included in second quarter sales for fiscal year 1997 are approximately $250,000 of sales through the Company's Atlanta District Office, where cost of sales are significantly lower than sales through the Company's dealer channel.

         Cost of sales during the first quarter of the current fiscal year represented 61% of net sales, as compared to the 66% for the quarter ended September 30, 1996. During the most recent quarter, the Company introduced its new open architecture product line. Gross margins on this product series are somewhat lower than on the Company's proprietary product lines. In addition, promotional discounts associated both with initial sales and the sale of demonstration equipment for this product line contributed to a reduced gross margin through dealer and distributor channels.

         Sales, marketing and customer support expenses during the second quarter and first six month period of fiscal year 1997 were $377,637, or 26% of net sales, and $683,351, or 23% of sales, respectively. The comparable numbers for the prior fiscal year were $241,588, or 19% of sales, and $495,339, also 19% of sales. Such expenses are a higher percentage of net sales through the Company's direct sales office, which partially accounts for the increase. Sales, marketing and customer support expenses during the first quarter of fiscal year 1997 were $305,714, or 21% of net sales.

         During the second quarter, the Company participated in several regional trade shows, aggressively pursued regional and national accounts, continued its advertising campaign in Nation's Restaurant News, and began a support program aimed at increasing the effectiveness of its larger dealers through on-site training. These activities are the primary contributors to increase in overall sales, marketing and customer support expenses during the second quarter of fiscal year 1997.

         Initial installations of the Company's new PCS-5000 product line are complete. A continuation of national advertising, trade show participation and national account solicitation is planned in conjunction with the new product roll out. Sales, marketing and customer support expenses will continue at their current levels through the third quarter of the current fiscal year.

         As of October 31, 1996, the Company's backlog was approximately $292,000, as compared with a corresponding backlog of approximately $140,000 as of October 31, 1995. The Company's dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. Sales by the Company's District Office are generally placed one or more months before actual delivery and installation. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   November 18, 1996            By: /s/ Lisa J. Mudrick
      ---------------------              ---------------------------------------
                                         Lisa J. Mudrick
                                         Chief Financial &
                                         Chief Accounting Officer


Date:   November 18, 1996            By: /s/ Jeffrey C. Rice
      ---------------------              ---------------------------------------
                                         Jeffrey C. Rice
                                         Chief Executive Officer