Form 10-Q
period 1997-01-31
COMTREX SYSTEMS CORP
filed 1997-02-19
CIK 769525

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732



                          COMTREX SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                22-2353604
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

102 Executive Drive, Moorestown, NJ                        08057-4224
----------------------------------------               ------------------
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

                                    Yes     X                 No
                                        -----------               -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                         Outstanding at January 31, 1997
-----------------------------                 -------------------------------
Common Stock, par value $.001                            3,164,022

                          COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS

                        These statements are unaudited.

                                     ASSETS

                                                  December 31, 1996        March 31, 1996
                                                  -----------------        --------------
Current assets:
  Cash and cash equivalents                         $   105,670             $   218,166
  Certificate of deposit                                100,000                 100,000
  Accounts receivable, net of reserve of
    $168,136 and $166,742 as of 12/31/1996
    and 3/31/1996, respectively                         959,230               1,084,254
  Note receivable and accrued interest                   16,640                  51,936
  Inventories                                         1,183,780                 929,885
  Prepaid expenses and other                             96,285                  91,029
                                                    -----------             -----------
      Total current assets                            2,461,605               2,475,270
                                                    -----------             -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                        1,051,604                 958,268
  Less - accumulated depreciation                      (883,514)               (815,742)
                                                    -----------             -----------
      Net property and equipment                        168,090                 142,526
                                                    -----------             -----------

Other assets:
  Purchased and capitalized software
    and design                                        1,000,615                 894,393
  Less - accumulated amortization and
    depreciation                                       (668,304)               (643,395)
                                                    -----------             -----------
      Total other assets                                332,311                 250,998
                                                    -----------             -----------

        TOTAL ASSETS                                $ 2,962,006             $ 2,868,794
                                                    ===========             ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   673,537             $   431,581
  Accrued expenses                                      109,337                  85,587
  Customer deposits                                      22,483                  25,439
                                                    -----------             -----------
      Total current liabilities                         805,357                 542,607
                                                    -----------             -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                    --                      --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022
    issued and outstanding as of
    12/31/1996 and 3/31/1996, respectively                3,165                   3,165
  Additional paid-in capital                          5,315,970               5,315,970
  Accumulated deficit                                (3,162,486)             (2,992,948)
                                                    -----------             -----------
      Total shareholders' equity                      2,156,649               2,326,187
                                                    -----------             -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY         $ 2,962,006             $ 2,868,794
                                                    ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                        These statements are unaudited.

                                       Three months ended                   Nine months ended
                                           December 31,                        December 31,
                                     1996              1995                1996              1995
                                 ------------------------------        ------------------------------
Net sales                        $ 1,154,677        $ 1,210,752        $ 4,108,929        $ 3,792,419

Costs and expenses
  Cost of sales                      751,631            795,203          2,625,316          2,540,072
  Administrative                     138,903            146,855            495,172            509,995
  Research and
    development                       43,959             39,395            106,724            123,888
  Sales and marketing                160,694            169,292            597,034            499,247
  Customer support                   121,769             71,222            368,780            236,606
  Depreciation and
    amortization                      35,168             25,038             92,681             78,178
                                 -----------        -----------        -----------        -----------
                                   1,252,124          1,247,005          4,285,707          3,987,986
                                 -----------        -----------        -----------        -----------
Income (loss)
  from operations                    (97,447)           (36,253)          (176,778)          (195,567)

Interest income, net                    (193)             3,871              7,240             19,999
                                 -----------        -----------        -----------        -----------
Income (loss)
  before income taxes
  and extraordinary credit           (97,640)           (32,382)          (169,538)          (175,568)

Provision for income taxes              --                 --                 --                 --
                                 -----------        -----------        -----------        -----------
Income (loss) before
  extraordinary credit               (97,640)           (32,382)          (169,538)          (175,568)

Extraordinary credit,
  reduction of income
  taxes arising from
  carryforward of prior
  years' operating
  losses                                --                 --                 --                 --
                                 -----------        -----------        -----------        -----------
Net income (loss)                $   (97,640)       $   (32,382)       $  (169,538)       $  (175,568)
                                 ===========        ===========        ===========        ===========
Per share data:
  Income (loss) before
    extraordinary credit         $      (.03)       $      (.01)       $      (.05)       $      (.06)
  Extraordinary credit           $       .00        $       .00        $       .00        $       .00
                                 -----------        -----------        -----------        -----------
  Net income (loss)              $      (.03)       $      (.01)       $      (.05)       $      (.06)
                                 ===========        ===========        ===========        ===========
  Weighted average
    shares outstanding             3,164,726          3,164,022          3,168,370          3,163,466
                                 ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                        These statements are unaudited.

                                                               Nine months ended
                                                                  December 31,
                                                           1996                 1995
                                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $(169,538)          $(175,568)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                         92,681              78,178
      Provisions for losses on accounts
        receivable                                          38,448              37,820
      Provisions for losses on inventories                  67,432              57,259
    (Increase) decrease in -
      Certificate of deposit                                  --               150,000
      Accounts receivable                                   86,576            (206,266)
      Note receivable                                       35,296              12,336
      Inventories                                         (321,327)           (245,306)
      Prepaid expenses and other                            (5,256)             (2,641)
    Increase (decrease) in -
      Accounts payable                                     241,956              40,306
      Accrued expenses                                      23,750             (60,190)
      Customer deposits                                     (2,956)            (12,535)
                                                         ---------           ---------
        Net cash provided by (used in)
          operating activities                              87,062            (326,607)
                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                      (93,336)            (50,310)
  Purchases of software and capitalized
    software and design                                   (106,222)           (104,363)
                                                         ---------           ---------
        Net cash provided by (used in)
          investing activities                            (199,558)           (154,673)
                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit            100,000                --
  Repayments under line of credit                         (100,000)               --
  Proceeds from issuing equity securities                     --                 2,650
                                                         ---------           ---------
        Net cash provided by (used in)
          financing activities                                --                 2,650
                                                         ---------           ---------
        Net increase (decrease) in cash                   (112,496)           (478,630)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             218,166             750,719
                                                         ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 105,670           $ 272,089
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


2.       Inventories:

                                                December 31,         March 31,
                                                   1996                1996
                                                -----------        -----------
Raw materials                                   $   785,797        $   827,393
Work-in-process                                     234,211            159,782
Finished goods                                      319,260             30,765
Reserve for excess and obsolete inventory      (    155,488)      (     88,055)
                                                -----------        -----------
                                                $ 1,183,780        $   929,885
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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Liquidity and Capital Resources


         As of December 31, 1996, the Company had total current assets of $2,461,605, including cash, cash equivalents and certificates of deposit of $205,670, as compared to $2,475,270 of total current assets and $318,166 of cash, cash equivalents and certificates of deposit as of March 31, 1996. The Company had current liabilities of $805,357, resulting in a current ratio of 3.0 as of December 31, 1996, compared to $542,607 and 4.6, respectively, as of March 31, 1996.

         The Company reported net losses of $97,640 and $169,538, respectively for the three month and nine month periods ended December 31, 1996. Operating activities provided $87,062 of cash during the first nine months of fiscal year 1997, as compared with cash consumption of $326,607 for the corresponding prior year period. Cash and cash equivalents declined by $112,496 during the nine month period of fiscal year 1997.

         Accounts receivable declined during the nine month period ended December 31, 1996 by $125,024, net of reserves. The receivables decline is largely a result of reduced sales during the third quarter as compared to the second quarter of the fiscal year. The Company extends terms to its U.S. dealer network of up to sixty days, and terms of thirty to sixty days to its direct customers. Inventories increased during the nine month period ended December 31, 1996 by $253,895, net of reserves.

         The increase in inventories is the result of a combination of three factors. The Company's direct sales office in Atlanta carries finished goods inventory in excess of the amount required for the distribution activities of the Company to its dealer network. This inventory is for service support, to assure equipment is available for prompt delivery to direct customers and equipment staging associated with customer installations. Inventories associated with the Company's new product line, the PCS-5000, are in addition to the inventory associated with the Company's Sprint and SuperSprint product lines. Lastly, a decline in the on-going sales rate of the Company's mature product lines led to a short term increase in inventories associated with these products.

         The Company is in the process of reducing its inventories associated with both its Sprint and SuperSprint product lines. Over the next six to nine months, these products will gradually be replaced by software versions of the PCS-5000, an open architecture platform. The Company believes that the reduction in inventories associated with these product lines will be approximately $250,000.

         In conjunction with its introduction of its open architecture platform, the Company has made the software for this product line available through its dealer network as a separate product line. The Company believes that sales of software only will become an increasingly significant portion of its sales.

         This software aspect of the Company's business will allow a further reduction in equipment inventory, with a consequent increase in gross margins. The Company believes that the reduction in inventories for its open architecture product line, as a result of providing its software as a separate product, will be approximately $100,000.

         The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance its projected operations.

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

         The Company borrowed $100,000 under this credit facility during the first nine month period, and repaid the amount. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of December 31, 1996, the Company had no material commitments for capital expenditures.


Results of Operation


         Net sales during the third quarter of fiscal year 1997 decreased slightly, to $1,154,677, as compared with corresponding sales of $1,210,752 during the third quarter of fiscal year 1996. Sales for the nine month period ended December 31, 1996 were $4,108,929, an 8% increase from sales of $3,792,419 for the corresponding period during fiscal year 1996.

         The Company reported a net loss of $169,538 for the current nine month period, or $.05 per share, as compared with a net loss of $175,568, or $.06 per share, for the comparable prior year period. During the quarter ended December 31, 1996, the Company reported a net loss of $97,640, or $.03 per share, as compared with a net loss of $32,383, or $.01 per share, for the third quarter of the prior fiscal year.

         Expenses, other than cost of sales, increased from $451,802, or 37% of sales, during the third quarter of fiscal year 1996, to $500,493, or 43% of sales, during the most recent quarter. For the nine month period, such expenses rose from $1,447,914, or 38% of sales, to $1,660,391, or 40% of sales for fiscal years 1996 and 1997, respectively.

         Cost of sales during the quarter and nine month period of fiscal year 1997 were 65% and 64% of net sales, respectively, as compared to 66% and 67% of net sales, respectively, for the quarter and nine month period of the prior fiscal year.

         During the third quarter, sales of the Company's Sprint and SuperSprint product line declined significantly. The Company believes that this is a result of both the introduction of its new product line, the PCS-5000, and the competitive environment of other open architecture product lines. As a result, the Company is beginning a gradual reduction in its inventories associated with its mature product lines and increasing the emphasis of software development with open architecture platforms. The Company will be replacing the functionality of its existing quick service product line, the Sprint, with enhancements in the open architecture software.

         The Company is placing increased development and marketing emphasis on software products aimed at open architecture platforms. The sales tools associated with software products decrease the travel requirement for regional sales representatives. In addition, the support tools available for remote diagnostics will allow the Company to provide a higher quality of technical support with a reduced requirement for on-site services. The Company is in the process of restructuring both its sales and support organizations to provide improved dealer support, at a lower cost to the Company.

         During the third quarter, the Company initiated reductions in force in its production department and in its field sales organization. These reductions were made both to bring expenses in line with sales, and in anticipation of the transition to an increased focus on software sales.

         The Company was informed by NCR during the third quarter that its software had been selected for implementation at a number of bases in the far East. Initial installations will be made in the first quarter of fiscal year 1998. As a result of this selection, the Company will be making its new software for open architecture platforms available in the U.S., to the NCR dealer organization, on the NCR 7450 open architecture platform. The Company believes that this marketing effort will increase the visibility of both the Company and its software set, and act to stimulate sales of its own open architecture product series.

         The Company is actively involved in exploring distribution, joint marketing and software partner relationships with third party software suppliers. Such discussions are in the preliminary phases, and involve the addition of complementary product offerings which will enhance the Company's position as a supplier of software solutions which operate on industry standard, open architecture platforms.

         As of January 31, 1997, the Company's backlog was approximately $229,000, as compared with a corresponding backlog of approximately $325,000 as of January 31, 1996. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   February 18, 1997           By: /s/ Lisa J. Mudrick
      ---------------------             -------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer


Date:   February 18, 1997           By:  /s/ Jeffrey C. Rice
      ---------------------             -------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer