Form 10KSB
period 1997-03-31
COMTREX SYSTEMS CORP
filed 1997-06-27
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ x ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended March 31, 1997.

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

Securities registered under
Section 12 (b) of the Act:                  None

Securities registered under
Section 12 (g) of the Act:                  Common Stock, par value $.001
                                            (Title of class)

                                            Nasdaq SmallCap Market
                                            (Name of each exchange on which
                                            registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes x  No
   ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]

Issuer's revenues for the fiscal year ended March 31, 1997 were $ 5,430,221.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 24, 1997 is $ 1,174,212.

As of June 24, 1997, there were outstanding 3,164,022 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed on or before July 18, 1997 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes       No    x
                                                   -----     ------

Total number of pages of this report:        31
                                       --------------
Index to exhibits located at page:           11
                                       --------------

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

         The Company designs, develops, assembles and markets electronic terminals and computer software which provide both sit-down and quick service restaurants with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in the U.S., Canada, France, Belgium, Germany, Portugal, Spain, Holland, Ireland, U.A.E., the United Kingdom and Australia. Between March of 1992 and February of 1995, the Company's products were marketed in the United States by Sharp Electronics Corporation, under the Sharp brand name, under an exclusive distribution agreement signed in December of 1991. Under the agreement, the Company retained the ability to sell, on a direct basis, to certain large, national accounts. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States through its own distribution organization in March of 1995.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products. As of June 20, 1997, the Company employed five individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

PRODUCTS

         The Company's principal products are software and hardware systems, developed and manufactured by the Company, which combine traditional cash register functions with the control and data gathering capabilities of a computerized system. The Company develops, and licenses the use of, software programs which provide enhanced reporting capabilities for its terminal systems and facilitate remote transfer of information between central locations and the Company's in-store point of sale systems.

         The Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4400 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. Sprint terminals are typically configured as elements in a communicating network of printers, video screens and a modem connection to a regional headquarters computer. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and a means to track and reward frequent customers of fast food establishments. There are several versions of software for the Sprint terminal designed for specific food service operators, and each of these can additionally be tailored for a specific operation. The Sprint family of terminals accounted for 27%, 37% and 40% of net sales in fiscal years 1997, 1996 and 1995, respectively. The Sprint system is expected to be replaced during fiscal year 1998 by software versions of the Company's PCS-5000 open architecture product line.

         The SuperSprint terminal was first introduced in fiscal year 1989, and was designed principally to be sold to full service restaurants. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4500 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. SuperSprint terminals are typically configured as elements in a communicating network of printers and video screens. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and an on-line interface to facilitate the handling of delivery and take-out orders by tracking customers' addresses and most recent orders. The SuperSprint family of terminals accounted for 45%, 63% and 53% of net sales in fiscal years 1997, 1996 and 1995, respectively. The SuperSprint system is expected to be replaced during fiscal year 1998 by software versions of the Company's PCS-5000 open architecture product line.

         The Company began deliveries of a new point-of-sale product line, PCS-5000 series, in October of 1996. The PCS-5000 consists of several software modules, which provide point-of-sale and back-office reporting functionality, and terminal products which are based on PC architecture, and generally available local-area-network technology. The software for the PCS-5000 system is sold separately, since it is designed to function on off-the-shelf computer systems. The point-of-sale terminals include an active matrix, LCD touch entry terminal, a touch entry color CRT and a keyboard and CRT terminal. The use of PC architecture components has resulted in greater acceptance by larger accounts, since the technology is generally available and not proprietary, while providing greater processing capabilities at a reduced manufacturing cost. The product line has been designed to be continuously upgradeable, as PC technology continues to provide increased capabilities at lower costs, through high volume manufacturing economies. The point-of-sale terminals use a computer component separate from the entry device. This allows the Company to separately sell the unique entry devices, while providing the customer the flexibility of choosing the computer. The Company's point-of-sale PC incorporates a built-in uninterruptible power supply (UPS), which differentiates the PC from commercially available computers. The software for the PCS-5000 addresses both the sit-down dining and the quick service market segments. Hardware and software sales of the PCS-5000 system accounted for 28% of net sales in fiscal year 1997, with substantially all sales occurring in the second half of the fiscal year.

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

         The Company holds all right, title and interest in two patents and has other patents pending. The issued patents are listed below.

PATENT NO.        DATE ISSUED               DURATION        DESCRIPTION
---------         -----------               --------        -----------
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

         The Company estimates that during the 1997, 1996, and 1995 fiscal years, it expended approximately $294,842, $331,319, and $291,101, respectively, (which amounts include capital expenditures of $163,584, $166,327, and $105,970, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

SALES, MARKETING AND DISTRIBUTION

         In December of 1991, the Company signed an OEM Agreement with Sharp Electronics Corporation. Under the Agreement, the Company developed and manufactured products which were private labeled with the Sharp brand name, for resale in the United States. The Agreement provided for the guaranteed delivery by the Company to Sharp of 7,200 terminals over a three year period. During the term of the Agreement, Sharp acquired distribution rights to all the Company's point-of-sale products in the United States, exclusive of certain customers and certain software products. The Company's OEM Agreement with Sharp called for minimum yearly purchases by Sharp of 2,400 terminals, allowing a minimum monthly quantity of 125 terminals. Purchases by Sharp during fiscal year 1995 did not meet the 200 terminal per month average level specified in the OEM Agreement. As specified in the OEM Agreement, Sharp Electronics paid a price adjustment fee to the Company based on the difference between 2,400 and the number of terminals actually ordered during the third contract year of the Agreement. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States in March of 1995 through a network of its own dealers.

         During fiscal year 1997, the Company's revenue stream was distributed among the network of U.S. and international dealers and direct customers of the Company's Atlanta District Office. The largest single customer of the Company was its distributor in the U.K., Data Systems LTD. Sales to DSL were $635,844, or 12% of net sales in fiscal year 1997. No other customer represented more than 10% of sales. Sales through the Atlanta District Office were $913,545, or 17% of net sales for the fiscal year. Sharp Electronics Corporation was the largest purchaser of the Company's products in fiscal year 1995, with purchases of $2,356,849, or 41% of net sales. Sales to Sharp declined to $201,166, or 4% of net sales, and less than $10,000, in fiscal years 1996 and 1997, respectively.

         The Company recorded foreign sales of $1,839,011, representing 34% of net sales, during fiscal year 1997 to dealers located primarily in Canada, France, Holland, Australia, Belgium, Ireland, U.A.E., Germany, Portugal, and the United Kingdom. Foreign sales were $1,814,425, representing 36% of net sales, during fiscal year 1996, and $1,582,071, representing 28% of net sales, in fiscal year 1995.

         As of June 20, 1997, the Company's backlog was approximately $295,000 as compared with a backlog of $432,356 as of June 20, 1996. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

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

EMPLOYEES

         As of June 20, 1997, the Company had 35 employees, all of whom were employed on a full time basis. None of the Company's employees are represented by a union and the Company believes that its employee relations are good.

Item 2.  Properties

         The Company currently leases and occupies approximately 19,000 square feet of plant and office space in an industrial park in Moorestown, New Jersey. In January of 1997, the Company renewed its lease through August of 1998. The Company's property is suitable and adequate for the Company's operations, with sufficient productive capacity to meet the Company's current needs, and projected needs over the coming fiscal year. Should additional space be required to accommodate future growth, the Company believes that additional space is available in the immediate vicinity of its current location. In April of 1996, the Company leased approximately 1,800 square feet of primarily office space in an industrial park in the Powers Ferry area of Atlanta, Georgia. The lease has a three year term, and the facility serves as a District Office, engaging in the direct sale and service of the Company's products.

Item 3.  Legal Proceedings

         Mass Cash Register, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts on or about April 21, 1993. The plaintiff is a Massachusetts-based distributor of cash registers, which claimed that it had an agreement to work jointly with the Company to market and sell the Company's Sprint system cash registers to certain third party end-users. The plaintiff alleged that the Company breached that agreement by establishing a direct relationship with such end-users. While the Complaint filed by the plaintiff did not seek a specific amount of damages, the plaintiff was seeking compensation for the value of its efforts in assisting the Company and for the lost value of the business opportunity which, it claimed, it was denied. During the fiscal year ended March 31, 1996, the Company settled the litigation. The Company is not involved in any material pending legal proceedings which could have any material adverse effects on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

Special Item.  Executive Officers of the Registrant

Name                         Age         Position
----                         ---         --------

Jeffrey C. Rice              47          President and Chief Executive Officer
Charles Hardin               42          Vice President of Engineering
Lisa J. Mudrick              35          Treasurer and Chief Financial Officer

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

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Bid and asked prices for the Company's common stock (symbol "COMX") have been quoted on the Nasdaq Stock Market since July 1, 1985. Prior to May 11, 1988 the stock was traded on the Nasdaq National Market System and since that time has been traded in the Nasdaq SmallCap Market. The table below shows the range of closing bid prices for the period indicated as reported by Nasdaq. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                Bid Prices
                                                ----------
Year Ended March 31, 1996            High                       Low
-------------------------            ----                       ---

04/1/1995  -  06/30/1995             1 1/8                      13/16
07/1/1995  -  09/30/1995             1 1/4                      3/4
10/1/1995  -  12/31/1995             1                          11/16
01/1/1996  -  03/31/1996             15/16                      3/8

Year Ended March 31, 1997            High                       Low
-------------------------            ----                       ---

04/1/1996  -  06/30/1996             1                          1/2
07/1/1996  -  09/30/1996             15/16                      1/2
10/1/1996  -  12/31/1996             13/16                      1/2
01/1/1997  -  03/31/1997             13/16                      13/32

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                               Approximate Number
                                               of Record Holders
Title of Class                                 (as of June  20, 1997)
--------------                                 ----------------------

Common Stock, $ .001 par value                 400 (1)

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB discusses primarily historical information. Statements included in this Form 10-KSB, to the extent they are forward looking, are based on current management expectations that involve a number of uncertainties and risks. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the intelligent point-of-sale terminal industry; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

LIQUIDITY

         As of March 31, 1997, the Company had current assets of $2,457,890, including cash, cash equivalents, and certificates of deposit of $242,886, as compared to $2,475,270 and $318,166, respectively, as of March 31, 1996. The Company had current liabilities of $706,041 resulting in a current ratio of 3.5 as of March 31, 1997, compared to $542,607 and 4.6, respectively, as of March 31, 1996.

         The Company reported a net loss from operations of $89,017 during fiscal year 1997. The Company has net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         Cash and cash equivalents decreased by $75,280 during fiscal year 1997. Operating activities generated $156,318 of cash, primarily through the reduction in outstanding accounts receivables and the increase in accounts payable levels. Software development costs, principally those associated with the Company's new open architecture product line, consumed $137,049 of cash, and purchases of property and equipment consumed another $94,549. The Company borrowed under its line of credit during the fiscal year for short term cash requirements and all borrowings were repaid by the end of the same quarter.

         The OEM Agreement executed between the Company and Sharp Electronics Corporation in December of 1991 expired as of March 1, 1995. Sharp represented 41% of the Company's total sales during fiscal year 1995, while sales to Sharp represented approximately 4% and less than 1% of total sales during fiscal years 1996 and 1997, respectively. Since March 1 of 1995, the Company has entered into contractual Dealer Agreements with over eighty authorized dealers in the U.S. During the term of the OEM Agreement, Sharp placed orders for delivery three months in advance, and payments were typically received within thirty days of shipment. The establishment of a dealer sales organization in the U.S. has required that the Company carry an increased level of accounts receivable and stock greater levels of work in process and finished goods inventory.

         Inventory levels increased $274,585 during fiscal year 1997. The increase in inventory levels is the result of a combination of factors. The Company's direct sales office in Atlanta carries finished goods inventory in excess of the amount required for the distribution activities of the Company to its dealer network. This inventory is for demonstration purposes, service support, to assure equipment is available for prompt delivery to direct customers and equipment staging associated with customer installations. Inventories associated with the Company's new product line, the PCS-5000, are in addition to the inventory associated with the Company's Sprint and SuperSprint product lines. A decline in the on-going sales rate of the Company's mature product lines led to a short term increase in inventories associated with these products.

         The Company is in the process of reducing its inventories associated with both its Sprint and SuperSprint product lines. During fiscal year 1998, these products will gradually be replaced by software versions of the PCS-5000, an open architecture platform. The Company anticipates reduction in inventories associated with these product lines.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products, and opened a District Office. Based on the acquisition consideration paid to AUBIS, the asset purchase was not a material transaction to the Company. The District Office sells the Company's products directly to end-user customers, primarily restaurants and quick service food outlets, in the metropolitan Atlanta area, as well as throughout the southeastern United States. In addition, the office provides training, installation and maintenance services to end-user customers. The Company does extend terms to its end-user customers. Direct sales to end-users are generally accompanied by a down payment, and the terms extended are in line with the terms extended by the Company to its dealers. Inventory for sale to end-user customers will primarily be maintained at the Company's manufacturing facility in New Jersey. The Company does not anticipate a significant increase in working capital requirements in conjunction with its direct sales activities through the District Office in Atlanta.

         In August of 1996, the Company and Fleet Bank N.A. renewed an existing line of credit agreement. The agreement provides for borrowings of up to $750,000, (with a limitation depending on eligible receivables, as defined in the agreement), and expires on July 31, 1997. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. While the Company currently anticipates a renewal of this line of credit, there can be no assurances that the line of credit will be renewed, or if it is renewed, that the Company will receive the same borrowing limit or terms and conditions as the current line of credit.

         The Company borrowed under its line of credit during the fiscal year for short term cash requirements and all borrowings were repaid. Should the line of credit be renewed, the Company would expect to utilize the credit facility from time to time for short term cash requirements. Should the line of credit with Fleet Bank not be renewed, the Company would seek a line of credit with an alternative financial institution.

         As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company believes that it has adequate working capital to finance its projected operations for the coming fiscal year in the event that it is unsuccessful in either renewing its existing line of credit or obtaining a credit facility with an alternative financial institution.

RESULTS OF OPERATIONS

Year Ended March 31, 1997 Compared to the Year Ended March 31, 1996

         Net sales for the Company increased 8% in fiscal year 1997, to $5,430,221, when compared with net sales of $5,033,737 for fiscal year 1996. The Company reported a net loss of $89,017, or $.03 per share, for the fiscal year ended March 31, 1997, as compared with a net loss of $233,748, or $.07 per share, for the prior fiscal year.

         Sales and marketing and customer support expenses increased 21%, from $998,527 for fiscal year 1996, to $1,207,915 for fiscal year 1997. This increase is primarily attributable to the Company's District Office in Atlanta, where substantially all expenses are related to sales and support. Net sales in the Atlanta District Office, which opened in April of 1996, were $913,545. Administrative costs were reduced slightly, from $684,242 to $681,859, despite increased administrative activities associated with a District office.

         Cost of sales decreased during the most recent fiscal year, from 66% of net sales, for fiscal year 1996, to 62% of net sales, for the most recent fiscal year. Cost of sales were favorably impacted by the operation of the Atlanta District Office, since sales are made directly to end users, at higher margins than sales to a dealer or distribution channel.

         Sales to the Canadian and international dealers increased from $1,814,425 during fiscal year 1996, or 36% of net sales, to $1,839,011, or 34%
of sales, in the current fiscal year. A decline in sales to the Company's French distributor of approximately $165,000 was offset by a similar increase in sales to the Company's U.K. distributor. The Company's French distributor, RDS, introduced the new PCS-5000 product in France during the most recent fiscal year, primarily to a quick service restaurant customer base. Based on sales to France during the fourth quarter of the 1997 fiscal year, sales in the upcoming 1998 fiscal year should approach, or exceed, the level of the 1996 fiscal year.

         The Company believes that the process which it began in fiscal year 1996, of building and training a Comtrex sales organization dedicated to systems for the foodservice market, is an investment in the future for market penetration of Comtrex products. The decision made at that time, to not renew the Sharp OEM Agreement, was part of a long term commitment to national advertising, working effectively with a dealer organization on significant local accounts, and beginning direct sales and marketing activities to accounts which are regional or national in scope. Sales to Sharp peaked in the 1994 fiscal year at $3,210,714, and declined to $2,356,849, then $201,166 for fiscal years 1995 and 1996, respectively, and were less than $10,000 during the most recent fiscal year. The Company intends to continue the process of expanding both its dealer and direct sales base in the U.S. during fiscal year 1998.

         While an active dealer organization is the cornerstone of future sales in the U.S., the Company will consider opening additional District Offices in areas where the market for the Company's products is strong, but current dealer representation has been unsuccessful in generating significant sales.

         Initial product deliveries of a new generation product line began in October of 1996. Based on open architecture PC technology, this new generation, the PCS-5000 series, represented approximately 28% of net sales for the 1997 fiscal year. The product has been successfully installed in both full service and quick service restaurants. The software for the PCS-5000 is sold separately, and is designed to operate successfully on off-the-shelf computers. The

Company believes that this product series will effectively replace both the Sprint and SuperSprint product lines during fiscal year 1998. By fiscal year 1999, the Company intends to be in a delivery position on a totally Windows based system, using NT as the back-office operating system. The PCS-5000 series will continue as a separate, lower end, product line.

         As of June 20, 1997, the Company's backlog was approximately $295,000 as compared with a backlog of $432,356 on June 20, 1996. The Company expects that substantially all of its current backlog will be shipped within the next ninety (90) days.

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

         The Company's OEM Agreement with Sharp Electronics Corporation expired March 1, 1995. The Company subsequently entered into contractual Dealer Agreements with over eighty authorized Comtrex dealers in the U.S., most of whom had been selling the Company's products under the Sharp brand label during the preceding three year period. Sales through the Company's dealer network in fiscal year 1996 did not meet the expectation levels held by the Company's management at the beginning of the fiscal year. When the OEM Agreement expired, Sharp remained in possession of approximately 1,000 of the Company's terminals. The Company believes that this inventory was substantially liquidated by Sharp, through sales to dealers, during the Company's 1996 fiscal year. This inventory liquidation was at pricing significantly lower than the Company's selling price of new equipment to dealers.

         Sales and marketing and customer support expenses increased 16%, from $857,987 for fiscal year 1995, to $998,527 for fiscal year 1996. Administrative costs were reduced by 3%, from $708,687 to $684,242, despite a significant increase in the number of transactions being processed.

         Cost of sales increased during fiscal year 1996, from 63% of net sales, for fiscal year 1995, to 66% of net sales. Cost of sales had been favorably impacted during fiscal year 1995 by the recognition of the price adjustment fee in connection with the Company's OEM Agreement with Sharp Electronics.

         Sales to the Canadian and international dealers increased from $1,582,071, or 28% of net sales, in fiscal year 1995, to $1,814,425, or 36% of net sales, in the fiscal year 1996.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

         Information regarding the Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders. For information concerning the executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10.  Executive Compensation

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements (included in this report):

         Independent Auditors' Report
         Balance Sheets at March 31, 1997 and 1996
         Statements of Operations for the years ended March 31, 1997, 1996 and 1995
         Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995
         Statements of Cash Flow for the years ended March 31, 1997, 1996 and
         1995
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 1997, 1996 and 1995

         All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3.             Exhibits Filed Pursuant to Item 601 of Regulation S-K:

3.2 *(3)          By-Laws, as amended, of the Company

10.1 *(2)         1985 Employee Incentive Stock Option Plan of the Company

10.2 *(2)         1985 Non-Qualified Stock Option Plan of the Company

10.3 *(4)         1992 Non-Qualified Stock Option Plan of the Company

10.4 *(5)         1995 Employee Incentive Stock Option Plan of the Company

23 *(1)           Consent of Drucker, Math & Whitman, P.C.

24 *(1)           Powers of Attorney

27 *(1)           Financial Data Schedule

--------------------

*(1)     Filed herewith.

*(2) Incorporated by reference from the Company's registration statement on Form S-18. (File No. 2-97898-NY).

*(3) Incorporated by reference to exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.

*(4) Incorporated by reference to exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.

*(5) Incorporated by reference to exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.

b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 1997, no current reports on Form 8-K were filed with the Securities and Exchange Commission.

Note: The financial statement schedules and the exhibits included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission have not been included in the printed copy of this report to be mailed to the Company's shareholders. Those materials can be obtained by writing to: Investor Relations, Comtrex Systems Corporation, 102 Executive Drive, Moorestown, NJ 08057.

                          Independent Auditors' Report


Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey


We have audited the accompanying balance sheets of Comtrex Systems Corporation (a Delaware corporation) as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 1997 in conformity with generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 1997, 1996 and 1995 listed under Item 13(a) 2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.





                                            DRUCKER,  MATH & WHITMAN,  P.C.


North Brunswick, New Jersey
June 17, 1997

                           COMTREX SYSTEMS CORPORATION

                                       BALANCE SHEETS

                                           ASSETS

                                                                      March 31,
                                                       ------------------------------------
                                                              1997                     1996
                                                       -----------              -----------
Current assets:
  Cash and cash equivalents                            $   142,886              $   218,166
  Certificate of deposit                                   100,000                  100,000
  Accounts receivable, net of reserve
   of $186,710 in 1997 and $166,742 in 1996              1,040,374                1,084,254
  Notes and other receivables                               16,640                   51,936
  Inventories                                            1,084,238                  929,885
  Prepaid expenses and other                                73,752                   91,029
                                                       -----------              -----------

       Total current assets                              2,457,890                2,475,270
                                                       -----------              -----------

Property and equipment:
  Machinery and equipment                                  750,743                  687,315
  Office furniture and equipment                           293,906                  262,785
  Leasehold improvements                                     8,168                    8,168
                                                       -----------              -----------
                                                         1,052,817                  958,268
  Less accumulated depreciation                           (905,268)                (815,742)
                                                       -----------              -----------

       Net property and equipment                          147,549                  142,526
                                                       -----------              -----------

Other assets, software development costs,
 net of amortization                                       337,772                  250,998
                                                       -----------              -----------

                                                       $ 2,943,211              $ 2,868,794
                                                       ===========              ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   581,687              $   431,581
  Accrued expenses:
    Payroll                                                 60,506                   58,400
    Other                                                   63,848                   52,626
                                                       -----------              -----------

       Total current liabilities                           706,041                  542,607
                                                       -----------              -----------

Commitments and contingency

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                               -                        -
  Common stock, $.001 par value, 5,000,000 shares
    authorized, 3,164,022 shares issued
    and outstanding                                          3,165                    3,165
  Additional paid-in capital                             5,315,970                5,315,970
  Accumulated deficit                                   (3,081,965)              (2,992,948)
                                                       -----------              -----------

       Total shareholders' equity                        2,237,170                2,326,187
                                                       -----------              -----------

                                                       $ 2,943,211              $ 2,868,794
                                                       ===========              ===========


                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                            1997                   1996                   1995
                                                     -----------            -----------            -----------

Net sales                                            $ 5,430,221            $ 5,033,737            $ 5,689,882
                                                     -----------            -----------            -----------

Costs, expenses, and other:
  Cost of sales                                        3,366,509              3,339,337              3,589,779
  Administrative                                         681,859                684,242                708,687
  Research and development                               131,258                164,992                185,130
  Sales and marketing                                    744,075                678,530                499,875
  Customer support                                       463,840                319,997                358,112
  Depreciation and amortization                          139,801                103,909                131,589
  Interest income, net                                    (8,104)               (23,522)               (21,717)
                                                     -----------            -----------            -----------
                                                       5,519,238              5,267,485              5,451,455
                                                     -----------            -----------            -----------
Income (loss) before income
 taxes and extraordinary credit                          (89,017)              (233,748)               238,427

Provision for income taxes                                     -                      -                 96,000
                                                     -----------            -----------            -----------

Income (loss) before
 extraordinary credit                                    (89,017)              (233,748)               142,427

Extraordinary credit, reduction of income
taxes arising from carryforward of prior
years' operating losses                                        -                      -                 96,000
                                                     -----------            -----------            -----------

Net income (loss)                                       ($89,017)             ($233,748)           $   238,427
                                                     ===========            ===========            ===========

Earnings (loss) per common and
 common equivalent share:
  Income (loss) before extraordinary credit          $      (.03)           $      (.07)           $       .05
  Extraordinary credit                                         -                      -                    .03
                                                    ------------            -----------            -----------

                                                     $      (.03)           $      (.07)           $       .08
                                                    ============            ===========            ===========

Weighted average shares outstanding,
 including common stock equivalents                    3,164,022              3,163,814              3,170,243
                                                    ============            ===========            ===========


                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                Common Stock
                                     ---------------------------         Additional                                Total
                                        Shares                              paid-in        Accumulated     shareholders'
                                        issued            Amount            capital            deficit            equity
                                     ---------       -----------       ------------      -------------     -------------


Balance,  March 31,  1994            3,090,522       $     3,091         $5,274,999        ($2,997,627)       $2,280,463

Issuance of common stock,
 exercise of options                    68,500                69             38,326                  -            38,395

Net income                                   -                 -                  -            238,427           238,427
                                    ----------       -----------       ------------      -------------     -------------

Balance,  March 31,  1995            3,159,022             3,160          5,313,325         (2,759,200)        2,557,285

Issuance of common  stock,
 exercise of options                     5,000                 5              2,645                  -             2,650

Net loss                                     -                 -                  -           (233,748)         (233,748)
                                    -----------      -----------       ------------       ------------      ------------

Balance,  March 31,  1996            3,164,022             3,165          5,315,970         (2,992,948)        2,326,187

Net loss                                     -                 -                  -            (89,017)          (89,017)
                                    -----------      -----------       ------------      -------------     -------------

Balance,  March 31,  1997            3,164,022       $     3,165         $5,315,970        ($3,081,965)       $2,237,170
                                    ===========      ===========         ==========      =============     =============


                       See notes to financial statements

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                        1997                   1996                   1995
                                                          ------------------     ------------------     ------------------

Cash flows from operating activities:
  Net income (loss)                                                 ($89,017)             ($233,748)         $     238,427
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                    139,801                103,909                127,138
    Provision for losses on accounts receivable                       51,664                 44,780                 19,809
    Provision for losses on inventories                              120,232                 75,609                 52,800
  Changes in assets and liabilities:
      Certificate of deposit                                               -                150,000               (250,000)
      Accounts receivable                                             (7,784)              (220,519)               185,486
      Notes and other receivables                                     35,296                 11,831                (21,745)
      Inventories                                                   (274,585)              (245,244)              (160,457)
      Prepaid expenses and other                                      17,277                 11,096                (27,855)
      Accounts payable                                               150,106                 38,413                (19,067)
      Accrued expenses                                                13,328                (60,122)                30,663
                                                                ------------          -------------          -------------

    Net cash provided (used) by
    operating activities                                             156,318               (323,995)               175,199
                                                                ------------          -------------          -------------

Cash flows from investing activities:
  Purchases of property and equipment                                (94,549)               (59,719)              (107,426)
  Software development costs                                        (137,049)              (151,489)               (99,595)
                                                                ------------          -------------         --------------

    Net cash used in investing activities                           (231,598)              (211,208)              (207,021)
                                                                ------------          -------------          -------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit                      265,000                      -                 75,000
  Repayments under line of credit                                   (265,000)                     -                (75,000)
  Proceeds from issuing equity securities                                  -                  2,650                 38,395
                                                                ------------          -------------         --------------

    Net cash provided by financing activities                              -                  2,650                 38,395
                                                                ------------          -------------         --------------

    Net increase (decrease) in cash                                  (75,280)              (532,553)                 6,573

Cash and cash equivalents, beginning of year                         218,166                750,719                744,146
                                                               -------------          -------------          -------------

Cash and cash equivalents, end of year                         $     142,886          $     218,166          $     750,719
                                                               =============          =============          =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                       $       3,954          $           -          $         317
                                                               =============          =============          =============



                       See notes to financial statements.

                           COMTREX SYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of business:

        Comtrex Systems Corporation ("Company") is a Delaware corporation. The Company designs, develops, assembles and markets electronic terminals and computer software which provide retailers with transaction processing, in-store controls and management information. In December, 1991, the Company entered into a three year agreement granting Sharp Electronics Corporation exclusive United States distribution rights. This agreement expired at the end of February, 1995, and was not renewed. In March of 1995, the Company began selling in the United States through its own distribution organization. In April 1996, the Company acquired the operations of a distributor in Atlanta, Georgia and engaged in the direct sale and service of its products in both the Atlanta metropolitan area and in the southeast United States.

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

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $33,103, $16,310, and $52,085 for the years ended March 31, 1997, 1996 and 1995, respectively.

        Income (loss) per share:

        Income (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted income per share is not presented as the effect would be anti-dilutive. In 1997 and 1996, common share equivalents were not considered in the calculation of loss per share as the effect would be anti-dilutive.

        Cash equivalents:

        The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES (continued):

        Concentrations of credit risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments and accounts receivable.

        The Company places its cash and temporary cash investments with high quality financial institutions. The Company has not incurred losses related to these financial instruments. Accounts receivable are primarily from distributors of the Company's equipment and consist of domestic and foreign entities. The Company minimizes credit risk by obtaining bank and trade references, and primarily for foreign customers, by obtaining advance deposits or letters of credit. The Company reviews its accounts receivables monthly and provides allowances for potential uncollectible accounts. See Note 4.

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

3.      INVENTORIES:

                                                                                 1997                          1996
                                                                       --------------                   -----------
        Raw materials                                                      $1,037,167                    $  827,393
        Work-in-process                                                       128,141                       159,782
        Finished goods                                                        108,127                        30,765
        Reserve for excess and obsolete inventory                            (189,197)                      (88,055)
                                                                         ------------                  ------------
                                                                           $1,084,238                    $  929,885
                                                                           ==========                    ==========

4.      SIGNIFICANT CUSTOMERS:

        Three customers accounted for a substantial portion of sales and receivables:

                                                                % of Sales                          % of Receivables
                                                          Fiscal Year Ended March 31,                 as of March 31,
                                                ------------------------------------------    ----------------------------

                                                      1997            1996            1995            1997            1996
                                                ----------      ----------      ----------     -----------     -----------
         Customer "A"                                   3%              6%              8%             39%             43%
         Customer "B"                                   -               4%             41%               -               -
         Customer "C"                                  12%              7%              3%             16%              8%


        The Company sells its products internationally. Foreign sales were 34%, 36% and 28% in 1997, 1996 and 1995, respectively. Customers "A" and "C" are foreign corporations.

                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



5.      STOCK OPTION PLANS:

        1985 employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 400,000. The plan provides for the granting of options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant and the options expire not later than the tenth anniversary from the date of grant. The options have a weighted average remaining contract life of 2.3 years, 2.4 years, and 3.3 years at March 31, 1997, 1996, and 1995, respectively. Through March 31, 1994, 191,000 options were exercised. Following is a summary of activity:

                                                                          Outstanding Options
                                          Available         ----------------------------------------------------
                                          for Grant              Number            Price Range             Total
                                       ------------         -----------   ----------------------      -----------

Balance, March 31, 1994                     108,000             101,000     $   .47    -  $ 1.06      $    67,820
        Granted                             (25,000)             25,000                      .81           20,250
        Forfeited                             5,000              (5,000)                     .47           (2,350)
        Exercised                                 -             (56,000)        .47    -     .53          (29,020)
                                       ------------       -------------   ------------------------    -----------

Balance, March 31, 1995                      88,000              65,000         .53    -    1.06           56,700
        Forfeited                            10,000             (10,000)        .81    -     .84           (8,250)
        Expiration of plan                  (98,000)                  -                        -                -
        Exercised                                 -              (5,000)                     .53           (2,650)
                                       ------------       -------------   ------------------------    -----------

Balance, March 31, 1996                           -              50,000         .81    -    1.06           45,800
        Forfeited                                 -             (35,000)        .81    -    1.06          (33,500)

Balance, March 31, 1997                           -              15,000     $   .81    -  $  .84      $    12,300
                                       ============       =============   =======================     ===========


         1992 nonqualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 150,000 shares. Under this plan, options are exercisable at any time for a period of five years from date of grant. The options have a weighted average remaining contract life of 2.5 years, 2.5 years, and 3.1 years at March 31, 1997, 1996, and 1995, respectively.
Following is a summary of activity:

                                                                          Outstanding Options
                                          Available         ----------------------------------------------------
                                          for Grant              Number            Price Range             Total
                                       ------------         -----------   ----------------------      -----------

Balance, March 31, 1994                     111,000              39,000      $  .88   -   $ 1.50      $   43,620
        Granted                             (12,000)             12,000                     1.75          21,000
                                        -----------       -------------   ----------------------     -----------

Balance, March 31, 1995                      99,000              51,000         .88    -    1.75          64,620
        Granted                             (12,000)             12,000                      .81           9,720
                                        -----------       -------------   ----------------------     -----------

Balance, March 31, 1996                      87,000              63,000         .81    -    1.75          74,340
        Granted                             (32,000)             32,000         .59    -     .63          19,680
                                        -----------       -------------   ----------------------     -----------

Balance, March 31, 1997                      55,000              95,000      $  .59    -  $ 1.75      $   94,020
                                        ===========       =============   ======================      ==========



                           COMTREX SYSTEMS CORPORATION

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995



5.      STOCK OPTION PLANS  (continued):

        1995 employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 250,000 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. The options have a weighted average remaining contract life of 4.3 years and 5.0 years, at March 31, 1997 and 1996, respectively. Following is a summary of activity:


                                                                          Outstanding Options
                                          Available         ----------------------------------------------------
                                          for Grant              Number            Price Range             Total
                                       ------------         -----------   ----------------------      -----------

        Approval of plan                    250,000                   -                        -                -
        Granted                             (53,000)             53,000                   $  .63     $     33,390
                                        -----------      --------------   ----------------------     ------------

Balance, March 31, 1996                     197,000              53,000                      .63           33,390

        Granted                             (15,000)             15,000                      .63            9,450
        Forfeited                            35,000             (35,000)                     .63          (22,050)
                                       ------------       -------------   ----------------------     ------------

Balance, March 31, 1997                     217,000              33,000                   $  .63     $     20,790
                                       ============      ==============   ======================     ============

        Accounting for stock based compensation:

        For the year ending March 31, 1997, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")." Accordingly, no compensation cost has been recognized for the stock option plans.

        Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would not have changed significantly.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 28% and a risk-free interest rate of 6.0%.

6.      ACCRUED PRICE ADJUSTMENT FEE:

        The agreement with Sharp Electronics Corporation ("Sharp") (see Note 1) provided for minimum purchase quantities by Sharp. During the fiscal year ended 1995, Sharp did not purchase sufficient quantities to cover their commitment. The Company billed Sharp, and Sharp paid $207,000 in fiscal year end 1995, which is included in net sales.

7.      INCOME TAXES:

        The statements of operations reflect a provision for income taxes at the rate of 40 percent, which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent. The provisions for income taxes are offset by an extraordinary credit which arises from the utilization of prior years' operating losses.

        The Company has net operating loss carryforwards of approximately $3,300,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.

8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire in April, 1999. Rent expense was approximately $160,000, $141,000 and $145,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Rental commitments under noncancelable operating leases for the years ending March 31, are as follows: 1998, $137,000; 1999, $69,000.

        In August, 1996, the Company and a bank renewed an existing line of credit agreement. The agreement provides for borrowings of up to $750,000, (with a limitation depending on eligible receivables, as defined in the agreement), and expires on July 31, 1997. Borrowings bear interest at the bank's prime rate, and are collateralized by substantially all assets of the Company.

        On July 1, 1994, the Company established a 401(k) plan ("Plan"). Substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2% of the employee's earnings. The Company's contributions to the Plan were $14,230, $14,967 and $12,357 in the fiscal years ending March 31, 1997, 1996 and
1995, respectively.

                           COMTREX SYSTEMS CORPORATION

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


Column A                                 Column B          Column C          Column C          Column D               Column E
--------------                       ------------      ------------      ------------     -------------           ------------

                                                            Charged           Charged                                  Balance
                                       Balance at          to costs                to                                       at
                                        beginning               and             other                                   end of
Description                             of period          expenses          accounts        Deductions                 period
-----------                          ------------      ------------      ------------      ------------           ------------
Year ended March 31, 1995:

 Reserve for bad debts              $     165,059    $       19,809    $            -   ($        4,042)(1)     $      180,826
                                    =============    ==============    ==============    ==============         ==============

 Reserve for excess and
  obsolete inventory                $      85,447    $       52,800    $            -   ($       83,255)(1)     $       54,992
                                    ===============  ==============    ==============    ==============         ==============

Year ended March 31, 1996:

 Reserve for bad debts              $     180,826    $       44,780    $            -   ($       58,864)(1)      $     166,742
                                    =============    ==============    ==============    ==============          =============

 Reserve for excess and
  obsolete inventory                $      54,992    $       75,609    $            -   ($       42,546)(1)      $      88,055
                                    ===============  ==============    ==============    ==============          =============

Year ended March 31, 1997:

 Reserve for bad debts              $     166,742    $       51,664    $            -   ($       31,696)(1)      $     186,710
                                    =============    ==============    ==============    ==============          =============

 Reserve for excess and
  obsolete inventory                $      88,055    $      120,232    $            -   ($       19,090)(1)      $     189,197
                                    ===============  ==============    ==============    ==============          =============

(1) Write-offs against reserve

                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement on Form S-8, bearing Registration No. 33-32994, and the Registration on Form S-3, bearing Registration No. 33-38529, and the Registration Statement on Form S-8, bearing Registration No. 33-93560, of our report, dated June 17, 1997, appearing on page 13 of this Annual Report on Form 10-KSB, on the financial statements of Comtrex Systems Corporation appearing on pages 14 to 23 of this Annual Report on Form 10-KSB for the year ended March 31, 1997.



                                             DRUCKER, MATH & WHITMAN, P.C.

North Brunswick, New Jersey
June 17, 1997

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






   /s/                                                  June 25, 1997
----------------------------------             --------------------------------
Sidney Dworkin                                 Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





   /s/                                                  June 25, 1997
----------------------------                    -------------------------------
Larry Irwin                                     Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





    /s/                                                June 25, 1997
-----------------------------------             ---------------------------
William A. Landman                              Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





   /s/                                                 June 25, 1997
------------------------------               --------------------------------
Nathan Lipson                                Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





   /s/                                                 June 25, 1997
---------------------------------               ---------------------------
Alan G. Schwartz                                Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997





KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 1997, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





  /s/                                                 June 25, 1997
-------------------------------                --------------------------
Anthony S. Maladra                             Date

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COMTREX SYSTEMS CORPORATION


Date:    June 25, 1997      By:      /s/
                               -------------------------------------------
                            Jeffrey C. Rice, President and
                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                             Title                           Date
---------                             -----                           ----


   /s/                         President, Director and            June 25, 1997
-------------------------      Principal Executive Officer
Jeffrey C. Rice


  /s/                          Principal Financial and            June 25, 1997
-------------------------      Accounting Officer
Lisa J. Mudrick


*                              Director                           June 25, 1997
-------------------------
Anthony S. Maladra


*                              Director                           June 25, 1997
-------------------------
Sidney Dworkin


*                              Director                           June 25, 1997
-------------------------
Larry Irwin


*                              Director                           June 25, 1997
-------------------------
William A. Landman


                               Director                           June 25, 1997
-------------------------
Alan G. Schwartz


*                              Director                           June 25, 1997
-------------------------
Nathan Lipson


* By   /s/
-------------------------
Jeffrey C. Rice
Attorney-in-Fact