Form 10-Q
period 1997-06-30
COMTREX SYSTEMS CORP
filed 1997-08-13
CIK 769525

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                Yes   X          No
                                   -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                             Outstanding at August 11, 1997
-----                                             ------------------------------
Common Stock, par value $.001                                 3,164,022

                           COMTREX SYSTEMS CORPORATION

                                 BALANCE SHEETS
                                 --------------
                         These statements are unaudited.

                                     ASSETS
                                     ------
Current assets:                              June 30, 1997       March 31, 1997
                                             -------------       --------------
  Cash and cash equivalents                    $   209,253          $   142,886
  Certificate of deposit                           100,000              100,000
  Accounts receivable, net of reserve of
    $176,823 and $186,710 as of 6/30/1997
    and 3/31/1997, respectively                  1,183,726            1,040,374
  Notes and other receivables                       16,340               16,640
  Inventories                                      906,016            1,084,238
  Prepaid expenses and other                        77,486               73,752
                                             -------------       ---------------
      Total current assets                       2,492,821            2,457,890
                                             -------------       ---------------
Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                   1,054,078            1,052,817
  Less - accumulated depreciation                 (920,300)            (905,268)
                                             -------------       ---------------
      Net property and equipment                   133,778              147,549
                                             -------------       ---------------
Other assets:
  Purchased and capitalized software
    and design                                   1,031,442            1,031,442
  Less - accumulated amortization and
    depreciation                                  (708,988)            (693,670)
                                             -------------       ---------------
      Total other assets                           322,454              337,772
                                             -------------       ---------------
        TOTAL ASSETS                           $ 2,949,053          $ 2,943,211
                                             =============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                             $   418,672          $   581,687
  Note payable, bank                               160,000                  -
  Accrued expenses                                  69,919              102,306
  Customer deposits                                 17,881               22,048
                                             -------------       ---------------
      Total current liabilities                    666,472              706,041
                                             -------------       ---------------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding               -                     -
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,164,022
    issued and outstanding as of
    6/30/1997 and 3/31/1997                          3,165                3,165
  Additional paid-in capital                     5,315,970            5,315,970
  Accumulated deficit                           (3,036,554)          (3,081,965)
                                             -------------       ---------------
      Total shareholders' equity                 2,282,581            2,237,170
                                             -------------       ---------------
       LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,949,053          $ 2,943,211
                                             =============       ===============
The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                            ------------------------
                         These statements are unaudited.


                                                    Three months ended
                                                         June 30,
                                                  1997              1996
                                              -------------------------------
Net sales                                     $ 1,254,592        $ 1,485,856
                                              -----------        ------------
Costs and expenses
  Cost of sales                                   777,270            907,040
  Administrative                                  162,042            170,062
  Research and
    development                                    46,325             29,239
  Sales and marketing                             133,457            197,177
  Customer support                                 58,550            108,537
  Depreciation and
    amortization                                   30,350             26,984
                                              ------------       ------------
                                                1,207,994          1,439,039
                                              ------------       ------------
  Income from operations                           46,598             46,817

Interest income, net                               (1,187)             4,147
                                              ------------       ------------
Income before income taxes
  and extraordinary credit                         45,411             50,964

Provision for income taxes                        (18,165)           (20,386)
                                              ------------       ------------
Income before extraordinary credit                 27,246             30,578

Extraordinary credit, reduction
  of income taxes arising from
  carryforward of prior years'
  operating losses                                 18,165             20,386
                                              ------------       ------------
Net income                                    $    45,411        $    50,964
                                              ============       ============
Per share data:
  Income before extraordinary credit                $ .01             $  .01
  Extraordinary credit                              $   -             $  .01
                                              ------------       ------------
  Net income                                        $ .01             $  .02
                                              ============       ============


  Weighted average
    shares outstanding                          3,164,022          3,171,523
                                              ------------       ------------


  The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS

                         These statements are unaudited.

                                                       Three months ended
                                                            June 30,
                                                       1997           1996
                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   45,411    $    50,964
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities -
      Depreciation and amortization                    30,350         26,984
      Provisions for losses on accounts
        receivable                                     12,613         12,200
      Provisions for losses on inventories              8,500         33,000
    (Increase) decrease in -
      Certificate of deposit                              -              -
      Accounts receivable                            (155,965)       (44,409)
      Note receivable                                     300         16,987
      Inventories                                     169,722       (241,685)
      Prepaid expenses and other                       (3,734)         3,305
    Increase (decrease) in -
      Accounts payable                               (163,015)       276,608
      Accrued expenses                                (32,387)        19,774
      Customer deposits                                (4,167)        20,449
                                                   -----------   ------------
        Net cash provided by (used in)
          operating activities                        (92,372)       174,177
                                                   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of property and equipment                          -              -
  Purchases of property and equipment                  (1,261)       (60,370)
  Purchases of software and capitalized
    software and design                                   -          (54,179)
                                                   -----------   ------------
        Net cash provided by (used in)
          investing activities                         (1,261)      (114,549)
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit       160,000            -
  Repayments under line of credit                         -              -
  Proceeds from issuing equity securities                 -              -
                                                   -----------   ------------
        Net cash provided by financing
          activities                                  160,000            -
                                                   -----------   ------------
        Net increase (decrease) in cash                66,367         59,628

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        142,886        218,166
                                                   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  209,253    $   277,794
                                                   -----------   ------------

The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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


2.       Inventories:

                                                   June 30,          March 31,
                                                    1997               1997
                                                ------------       ------------
Raw materials                                   $   497,749        $ 1,037,167
Work-in-process                                     401,657            128,141
Finished goods                                      190,807            108,127
Reserve for excess and
 obsolete inventory                                (184,197)          (189,197)
                                                ------------       ------------
                                                $   906,016        $ 1,084,238
                                                ============       ============

3.       Income taxes:

         The consolidated statements of operations reflect a provision for income taxes at the rate of 40 percent, which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent. The provisions for income taxes are offset by tax benefits arising from an extraordinary credit from the utilization of prior years' operating losses.

         The Company has net operating loss carryforwards of approximately $3,260,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Liquidity

         As of June 30, 1997, the Company had total current assets of $2,492,821, including cash, cash equivalents and certificates of deposits of $309,253, as compared to $2,457,890 and $242,886, respectively, as of March 31, 1997. The Company had current liabilities of $666,472, resulting in a current ratio of 3.7 as of June 30, 1997, compared to $706,041 and 3.5, respectively, as of March 31, 1997.

         The Company reported net income of $45,411 for the three months ended June 30, 1997. The Company has net operating loss carryforwards of approximately $3,260,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         Operating activities consumed $92,372 of cash during the first three months of fiscal year 1998, as compared with cash generation of $174,177 for the corresponding prior year period. Cash and cash equivalents increased by $66,367 during the three month period of fiscal year 1998.

         Inventories, net of reserves, decreased by $178,222 during the quarter, from $1,084,238 as of March 31, 1997 to $906,016 as of June 30, 1997. This
decrease is due primarily to the planned, gradual phase-out of the Company's SuperSprint product line, which is being replaced by the open architecture PCS/5000 product series. The PCS/5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery available to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as SuperSprint, while maintaining the same delivery time, at comparable sales levels. Corresponding to the decrease in inventories, and offsetting the cash provided by operating activities, was a reduction in accounts payable of $163,015 during the quarter, from $581,687 as of March 31, 1997 to $418,672 as of June 30, 1997.

         Accounts receivable, net of reserves, rose by $143,352 during the first quarter, principally as a result of significant shipments during the last month of the quarter. The Company borrowed $160,000 under its line of credit during the quarter, which amount was outstanding as of June 30, 1997.

         Investing activities consumed a negligible $1,261 of cash during the three months ended June 30, 1997, when compared with the first quarter of fiscal year 1997. During the first quarter of the prior fiscal year, both the development expense of the PCS/5000 and the purchase of the assets of AUBIS Hospitality Systems resulted in the consumption of $114,549 for investing activities through increases in property and equipment and purchased and capitalized software and design.

         In July of 1997, the Company and Fleet Bank N.A. extended an existing line of credit agreement through October 31, 1997. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. The Company expects this line of credit to be renewed through July of 1998, during the month of August, 1997. As stated earlier, the Company borrowed under this credit facility during the first quarter. The Company expects to utilize its credit facility from time to time for short term cash requirements.

         As of June 30, 1997, the Company had no material commitments for capital expenditures. The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance its projected operations for the current fiscal year.


Results of Operations

         Net sales during the first quarter of fiscal year 1998 decreased 16% to $1,254,592, as compared with corresponding sales of $1,485,856 during the first quarter of fiscal year 1997. Net income for the quarter declined only slightly, from $50,964, or $.02 per share, to $45,411, or $.01 per share, for the three month periods ended June 30, 1996 and June 30,1997, respectively.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products and opened a District Office. Sales through the District Office represented approximately 20% of the Company's sales during the first quarter of fiscal year 1997, and included significant sales to a single customer related to preparation of concession areas for the Olympic Games held in Atlanta during the summer of 1996.

         Sales, marketing and customer support expenses decreased from $305,714, or 21% of sales, for the first quarter of fiscal year 1997 to $192,007, or 15% of sales, during the most recent quarter. Substantially all of the operating expense of the Company's District Office is allocated to sales, marketing and customer support. The customer support expenses associated with the Atlanta office were significantly higher during the first quarter of the previous fiscal year, both as a result of start-up training expenses for new employees, and the installation and training activities associated with a single large customer. Also contributing to the substantial reduction in sales and marketing expenses was a reduction in the number of field sales personnel from five, during the first quarter of fiscal year 1997, to three, during the most recent quarter.

         Administrative expense declined slightly during the most recent quarter, from $170,062 during the first quarter of fiscal year 1997, to $162,042 for the first quarter of the current fiscal year.

         Cost of sales during the three months ended June 30, 1997 represented 62% of net sales, as compared to 61% of net sales for the comparable period last fiscal year. The Company realizes significantly higher gross margins on its direct sales to end-users than on sales to its dealers. Sales through the Atlanta District Office represented approximately 20% of sales during the prior fiscal year's first quarter, but were less than 10% during the most recent quarter. Direct sales, other than through the Atlanta District Office, as well as increased sales of software resulted in the relative stability of cost of sales when comparing the two quarters.

         During the first quarter of fiscal year 1998, the Company retained Dominion Group Limited, an investment banking company with offices in Philadelphia, Sarasota and London, to act as its exclusive financial advisor. The Company is undergoing a strategic planning process in conjunction with its financial advisors, and exploring various alternatives for future growth, including partnerships and acquisitions.

         As of July 31, 1997, the Company's backlog was approximately $292,631, as compared with a corresponding backlog of approximately $310,857 as of July 26, 1996. As stated earlier, the Company's dealers and distributors typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. Orders for equipment sales through the Company's District Office are generally placed by end user customers approximately one month before actual delivery and installation. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


Forward Looking Statements

         This Form 10-Q discusses primarily historical information. Statements included in this Form 10-Q, to the extent they are forward looking, are based on current management expectations that involve a number of uncertainties and risks. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the intelligent point-of-sale terminal industry; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 13, 1997            By:  /s/ Lisa J. Mudrick
      -------------------             --------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer


Date:   August 13, 1997            By:  /s/ Jeffrey C. Rice
      -------------------             --------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer