Form 10-Q
period 1997-09-30
COMTREX SYSTEMS CORP
filed 1997-10-24
CIK 769525

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-13732



                          COMTREX SYSTEMS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                        22-2353604
 ------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)


  102 Executive Drive, Moorestown, NJ                        08057-4224
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


                                (609) 778-0090
              --------------------------------------------------
              Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes __X__           No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                           Outstanding at October 24, 1997
-----                                           -------------------------------

Common Stock, par value $.001                              3,583,072

                          COMTREX SYSTEMS CORPORATION

                                BALANCE SHEETS

                        These statements are unaudited.

                                    ASSETS

                                              September 30, 1997  March 31, 1997
                                              ------------------  --------------
Current assets:
  Cash and cash equivalents                     $   320,494       $   142,886
  Certificate of deposit                            100,000           100,000
  Accounts receivable, net of reserve of
    $167,816 and $186,710 as of 9/30/1997
    and 3/31/1997, respectively                   1,073,866         1,040,374
  Note receivable and accrued interest               16,340            16,640
  Inventories                                       909,879         1,084,238
  Prepaid expenses and other                        109,831            73,752
                                                -----------       -----------
      Total current assets                        2,530,410         2,457,890
                                                -----------       -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                    1,063,663         1,052,817
  Less - accumulated depreciation                  (935,689)         (905,268)
                                                -----------       -----------
      Net property and equipment                    127,974           147,549
                                                -----------       -----------

Other assets:
  Purchased and capitalized software
    and design                                    1,031,442         1,031,442
  Less - accumulated amortization and
    depreciation                                   (724,305)         (693,670)
                                                -----------       -----------
      Total other assets                            307,137           337,772
                                                -----------       -----------

        TOTAL ASSETS                            $ 2,965,521       $ 2,943,211
                                                ===========       ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   520,216       $   581,687
  Accrued expenses                                   98,694           102,306
  Customer deposits                                   6,403            22,048
                                                -----------       -----------
      Total current liabilities                     625,313           706,041
                                                -----------       -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                --                --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,181,522 and 3,164,022
    issued and outstanding as of
    9/30/1997 and 3/31/1997, respectively             3,182             3,165
  Additional paid-in capital                      5,322,603         5,315,970
  Accumulated deficit                            (2,985,577)       (3,081,965)
                                                -----------       -----------
      Total shareholders' equity                  2,340,208         2,237,170
                                                -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,965,521       $ 2,943,211
                                                ===========       ===========


                The accompanying notes are an integral part of
                         these financial statements.

                          COMTREX SYSTEMS CORPORATION

                           STATEMENTS OF OPERATIONS

                        These statements are unaudited.

                                    Three months ended           Six months ended
                                      September 30,               September 30,
                              --------------------------    --------------------------
                                  1997           1996           1997          1996
                              -----------    -----------    -----------    -----------

Net sales                     $ 1,365,212    $ 1,468,396    $ 2,619,804    $ 2,954,252

Costs and expenses
  Cost of sales                   869,843        966,645      1,647,113      1,873,685
  Administrative                  146,543        186,207        308,585        356,269
  Research and
    development                    63,386         33,526        109,711         62,765
  Sales and marketing             125,149        239,163        258,606        436,340
  Customer support                 77,183        138,474        135,733        247,011
  Depreciation and
    amortization                   30,706         30,529         61,056         57,513
                              -----------    -----------    -----------    -----------

                                1,312,810      1,594,544      2,520,804      3,033,583
                              -----------    -----------    -----------    -----------

Income (loss)
  from operations                  52,402       (126,148)        99,000        (79,331)

Interest income, net               (1,425)         3,286         (2,612)         7,433
                              -----------    -----------    -----------    -----------

Income (loss)
  before income taxes
  and extraordinary credit         50,977       (122,862)        96,388        (71,898)

Provision for income taxes        (20,390)          --          (38,555)          --
                              -----------    -----------    -----------    -----------

Income (loss) before
  extraordinary credit             30,587       (122,862)        57,833        (71,898)

Extraordinary credit,
  reduction of income taxes
  arising from carry-
  forward of prior years'
  operating losses                 20,390           --           38,555           --
                              -----------    -----------    -----------    -----------

Net Income (loss)             $    50,977    $  (122,862)   $    96,388    $   (71,898)
                              ===========    ===========    ===========    ===========

Per share data:
  Income (loss) before
    extraordinary credit      $       .01    $      (.04)   $       .02    $      (.02)
  Extraordinary credit                .01            .00            .01            .00
                              -----------    -----------    -----------    -----------

  Net Income (loss)           $       .02    $      (.04)   $       .03    $      (.02)
                              ===========    ===========    ===========    ===========

  Weighted average
    shares outstanding          3,199,502      3,174,746      3,181,762      3,170,193
                              ===========    ===========    ===========    ===========


                The accompanying notes are an integral part of
                         these financial statements.

                          COMTREX SYSTEMS CORPORATION

                           STATEMENTS OF CASH FLOWS

                        These statements are unaudited.

                                                                           Six months ended
                                                                              September 30,
                                                                        ----------------------
                                                                           1997           1996
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $  96,388    $ (71,898)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                        61,056       57,513
      Provisions for losses on accounts
        receivable                                                         12,613       26,884
      Provisions for losses on inventories                                  8,500       50,000
    (Increase) decrease in -
      Certificate of deposit                                                 --           --
      Accounts receivable                                                 (46,105)     (44,081)
      Note receivable                                                         300       29,300
      Inventories                                                         165,859     (116,661)
      Prepaid expenses and other                                          (36,079)      (1,483)
    Increase (decrease) in -
      Accounts payable                                                    (61,471)     152,034
      Accrued expenses                                                     (3,612)      44,070
      Customer deposits                                                   (15,645)       6,013
                                                                        ---------    ---------

        Net cash provided by (used in)
          operating activities                                            181,804      131,691
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                                     (10,846)     (83,299)
  Purchases of software and capitalized
    software and design                                                      --        (83,976)
                                                                        ---------    ---------

        Net cash provided by (used in)
          investing activities                                            (10,846)    (167,275)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit                           160,000         --
  Repayments under line of credit                                        (160,000)        --
  Proceeds from issuing equity securities                                   6,650         --
                                                                        ---------    ---------

        Net cash provided by (used in)
          financing activities                                              6,650         --
                                                                        ---------    ---------

        Net increase (decrease) in cash                                   177,608      (35,584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            142,886      218,166
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 320,494    $ 182,582
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


2. Inventories:

                                               September 30,        March 31,
                                                    1997              1997
                                                -----------       -----------

Raw materials                                 $   595,553         $ 1,037,167
Work-in-process                                   270,023             128,141
Finished goods                                    203,580             108,127
Reserve for excess and
obsolete inventory                               (159,277)           (189,197)
                                              -----------         -----------
                                              $   909,879         $ 1,084,238
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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION


Liquidity and Capital Resources

         As of September 30, 1997, the Company had total current assets of $2,530,410, including cash, cash equivalents and certificates of deposits of $420,494, as compared to $2,457,890 and $242,886, respectively, as of March 31, 1997. The Company had current liabilities of $625,313, resulting in a current ratio of 4.0 as of September 30, 1997, compared to $706,041 and 3.5, respectively, as of March 31, 1997.

         The Company reported net income of $50,977 and $96,388, respectively for the three month and six month periods ended September 30, 1997. The Company has net operating loss carryforwards of approximately $3,260,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         Operating activities generated $181,804 of cash during the first six months of fiscal 1998, as compared with cash generation of $131,691 for the corresponding prior year period. Cash and cash equivalents increased by $177,608 during the six month period of fiscal year 1998.

         In addition to the net income, cash provided by operating activities was positively impacted by a reduction in inventories, net of reserves, of $174,359 during the six month period ended September 30, 1997. This decrease is due primarily to the planned, gradual phase-out of the Company's SuperSprint product line, which is being replaced by the open architecture PCS/5000 product series. The PCS/5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. During the current six month period, depreciation and amortization contributed $61,056 to cash provided by operating activities, which was offset by a reduction in accounts payable of $61,471.

         Accounts receivable, net of reserves, rose $33,492 during the current six month period, although receivables, net of reserves declined by $109,860 during the three month period ended September 30, 1997.

         Investing activities consumed $10,846 of cash during the six month period ended September 30, 1997, as the company improved its Internet presence and upgraded its in-house network to a Windows NT based system. During the six month period of the prior fiscal year, both the development expense of the PCS/5000 and the purchase of the assets of AUBIS Hospitality Systems resulted in the consumption of $167,275 for investing activities through increases in property and equipment and purchased and capitalized software and design.

         Financing activities generated $6,650 of cash during the six month period as a result of the exercise of stock options. During the six month period, the Company borrowed, and repaid, $160,000 under its line of credit.

         In July of 1997, the Company and Fleet Bank N.A. extended an existing line of credit agreement through October 31, 1997. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. The Company expects this line of credit to be renewed through July of 1998. The Company expects to utilize the credit facility from time to time for short term cash requirements.

         Effective as of October 1, 1997, the Company purchased all the outstanding capital stock of Data Systems Terminals LTD (DSL), its distributor in the United Kingdom. The Company filed a Form 8-K on October 14, 1997 relating to this transaction. The purchase price included 400,000 restricted shares of the Common Stock of the Company, a Subordinated Convertible Debenture in the original principal amount of $300,000 and a promissory note in the original principal amount of $65,000. The promissory note bears interest at the rate of six percent (6%) per annum, and is payable in twelve equal monthly installments commencing on November 1, 1997. The Debenture accrues interest at the rate of eight percent (8%) per annum, which is payable monthly. No principal payment is payable under the terms of the Debenture for the first three (3) years following its delivery. The Debenture is convertible into shares of the Company's Common Stock (in blocks of 20,000 shares), at any time on or before October 2, 2002, at the rate of $1.00 per share. Any principal outstanding on the Debenture on October 2, 2002 is to be repaid by the Company in twelve (12) equal quarterly installments. The Company anticipates that internal funds, including the cash generated by the operating activities of its new subsidiary, will be utilized to make all interest and principal payments under both the promissory note and the Debenture.

         Other than its acquisition of DSL, as of September 30, 1997, the Company had no material commitments for capital expenditures. The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance its projected operations for the current fiscal year.


Results of Operation

         Net sales during the second quarter of fiscal year 1998 decreased 7% to $1,365,212, as compared with corresponding sales of $1,468,396 during the second quarter of fiscal year 1997. Sales for the six month period ended September 30, 1997 were $2,619,804, a decrease of 11% over sales of $2,954,252 for the corresponding period during fiscal year 1997. Sales during the second quarter represented a 9% increase over sales of $1,254,592 during the first quarter of the current fiscal year.

         The Company reported net income of $50,977, or $.02 per share, for the quarter ended September 30, 1997, and net income for the current six month period of $96,388, or $.03 per share. For the second quarter and first six month period of the prior fiscal year, the company reported losses of $122,862, or $.04 per share, and $71,898, or $.02 per share, respectively. The turnaround in comparative net income, on the slightly reduced level of sales, for the most recent quarter is a result of broad reductions in administrative, sales, marketing and customer support expenditures.

         Cost of sales for the second quarter of fiscal year 1998 represented 64% of net sales, compared with 66% of net sales during the second quarter of the prior fiscal year. For each of the two six month periods, cost of sales were 63%.

         Due to the extremely competitive nature of open architecture components, as are utilized in the Company's PCS/5000 system, the gross margin which the Company realizes on the hardware component of its sales is decreasing. The Company began the separate sale of the software component of the PCS/5000 system in April of 1997, the beginning of its current fiscal year. To the extent that its dealers and distributors procure the hardware component of the system from third party sources, there is a negative impact on the Company's sales figure. However, the Company realizes a significantly higher gross margin on software products, which favorably impacts overall cost of sales. In addition, direct sales through the Company's Atlanta district office are at greater gross margins than sales through the Company's dealer and distributor network.

         Sales, marketing and customer support expenses during the second quarter and first six month period of fiscal year 1998 were $202,332, or 15% of net sales, and $394,339, also 15% of sales, respectively. The comparable numbers for the prior fiscal year were $377,637, or 26% of sales, and $683,351, or 23% of sales.

         Effective as of October 1, 1997, the Company purchased all the outstanding capital stock of Data Systems Terminals LTD (DSL), its distributor in the United Kingdom. Information on the transaction is included in the Liquidity section of this Form 10-Q, and in the Form 8-K filed by the Company on October 14, 1997. DSL will operate as a wholly owned subsidiary of the Company, under the name Comtrex Systems LTD, at the existing headquarters facility of DSL outside London.

         Revenues for DSL during its fiscal year ended June 30, 1997 were approximately $3,000,000, of which approximately one half related to the sale, installation and maintenance of Comtrex products. During the Company's fiscal year ended March 31, 1997, sales to DSL by the Company were approximately $635,000. During the six month period ended September 30, 1997, sales to DSL by the Company were approximately $560,000. The Company will begin filing consolidated financial statements which include the results of operation of the new subsidiary with its third quarter Form 10-Q, for the period beginning October 1, 1997. Such consolidated statements will eliminate the intercompany sales to its subsidiary, while including the sales of the subsidiary to end users in the United Kingdom.

         In addition to continuing the direct sale of Comtrex products in the U.K., personnel from the new subsidiary will act in a training and support capacity for the sales and installation activities of the Company's existing distributors in France, Belgium, Holland, Germany, Portugal and Spain. The Company anticipates that the proximate availability of such support services will have a positive impact on the sales levels of its international distributors.

         For comparative purposes, as of October 21, 1997, the Company's backlog including an intercompany backlog to DSL valued at the pricing available to international distributors, was approximately $407,200. The consolidated backlog of the Company, eliminating the intercompany orders from DSL and including the orders on-hand from end-users of DSL, was approximately $845,500. These figures compare with the Company's backlog of approximately $292,000 as of October 31, 1996. The Company's dealers typically place orders with the Company based on their sales activities with end user customers, and do not maintain significant inventory levels of the Company's products. Sales by the Company's District Office are generally placed one or more months before actual delivery and installation. The Company expects that sales through its new subsidiary will also be placed one or more months before actual delivery. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.



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




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   October 24, 1997             By: /s/ LISA J. MUDRICK
      ---------------------              ---------------------------------
                                         Lisa J. Mudrick
                                         Chief Financial &
                                         Chief Accounting Officer


Date:   October 24, 1997             By: /s/ JEFFREY C. RICE
      ---------------------              ---------------------------------
                                         Jeffrey C. Rice
                                         Chief Executive Officer