Form 10QSB
period 1997-12-31
COMTREX SYSTEMS CORP
filed 1998-02-13
CIK 769525

                                  FORM 10-QSB



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                      OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number 0-13732



                          COMTREX SYSTEMS CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                            22-2353604
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


102 Executive Drive, Moorestown, NJ                               08057-4224
----------------------------------------                      ----------------
(Address of principal executive offices)                           (Zip Code)


                                (609) 778-0090
                                --------------
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                 No
                          ---------                --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at January 31, 1998
         -----                                -------------------------------

Common Stock, par value $.001                          3,583,572

                          COMTREX SYSTEMS CORPORATION

                               TABLE OF CONTENTS
                                  FORM 10-QSB


                                    PART I
                             FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                           Unaudited Consolidated Balance Sheets
                             at December 31, 1997 and March 31, 1997

                           Unaudited Consolidated Statement of Operations for
                             the three and nine months ended December 31, 1997 and 1996

                           Unaudited Consolidated Statement of Cash Flow for
                             the nine months ended December 31, 1997 and 1996

                           Notes to Unaudited Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                    PART II
                               OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Item 1.
Financial Statements
                          COMTREX SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (These statements are unaudited.)

                                              ASSETS
                                              ------
Current assets:                                   December 31, 1997  March 31, 1997
                                                  -----------------  --------------
  Cash and cash equivalents                          $   292,013       $   142,886
  Certificate of deposit                                 100,000           100,000
  Accounts receivable, net of reserve of
    $165,867 and $186,710 as of 12/31/1997
    and 3/31/1997, respectively                        1,373,403         1,040,374
  Note receivable and accrued interest                    15,990            16,640
  Inventories                                          1,217,238         1,084,238
  Due from officers                                        7,142              --
  Prepaid expenses and other                             106,472            73,752
                                                     -----------       -----------
      Total current assets                             3,112,258         2,457,890
                                                     -----------       -----------

Property and equipment:
  Machinery, equipment, furniture
    and leasehold improvements                         1,391,014         1,052,817
  Less - accum depreciation                           (1,108,219)         (905,268)
                                                     -----------       -----------
      Net property and equipment                         282,795           147,549
                                                     -----------       -----------

Land and building:
  Land and building                                      453,713              --
  Less - accum depreciation                               (4,857)             --
                                                     -----------       -----------
      Net land and building                              448,856              --
                                                     -----------       -----------

Other assets:
  Purchased and capitalized software and design        1,031,442         1,031,442
  Less - accum amortization and depreciation            (737,411)         (693,670)
                                                     -----------       -----------
      Total other assets                                 294,031           337,772
                                                     -----------       -----------
Goodwill                                                 434,498              --
                                                     -----------       -----------

        TOTAL ASSETS                                 $ 4,572,438       $ 2,943,211
                                                     ===========       ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
  Accounts payable                                   $   797,941       $   581,687
  Accrued expenses                                       214,968           102,306
  Note payable                                            48,750              --
  Customer deposits                                        8,270            22,048
  Current portion, debt and notes payable                 53,307              --
  Deferred revenue                                       135,400              --
                                                     -----------       -----------
      Total current liabilities                        1,258,636           706,041
                                                     -----------       -----------

Long term liabilities:
  Long term debt, net of current                         288,713              --
  Convertible debentures payable                         300,000              --
                                                     -----------       -----------
      Total long term liabilities                        588,713              --
                                                     -----------       -----------

Deferred income taxes                                     50,620              --
                                                     -----------       -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                     --                --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,583,072 and 3,164,022
    issued and outstanding as of
    12/31/1997 and 3/31/1997, respectively                 3,584             3,165
  Additional paid-in capital                           5,556,778         5,315,970
  Accumulated deficit                                 (2,885,893)       (3,081,965)
                                                     -----------       -----------
      Total shareholders' equity                       2,674,469         2,237,170
                                                     -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY          $ 4,572,438       $ 2,943,211
                                                     ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (These statements are unaudited.)


                                        Three months ended                 Nine months ended
                                           December 31,                       December 31,
                                     1997              1996              1997             1996
                                 -----------------------------       -----------------------------


Net sales                        $ 1,771,974       $ 1,154,677       $ 4,391,778       $ 4,108,929

Costs and expenses
  Cost of sales                      860,856           751,631         2,507,969         2,625,316
  Administrative                     262,528           138,903           571,113           495,172
  Research and
    development                       59,562            43,959           169,273           106,724
  Sales and marketing                190,633           160,694           449,239           597,034
  Customer support                   224,676           121,769           360,409           368,780
  Depreciation and
    amortization                      46,611            35,168           107,667            92,681
                                 -----------       -----------       -----------       -----------

                                   1,644,866         1,252,124         4,165,670         4,285,707
                                 -----------       -----------       -----------       -----------
Income (loss)
  from operations                    127,108           (97,447)          226,108          (176,778)

Interest income, net                 (25,024)             (193)          (27,636)            7,240
                                 -----------       -----------       -----------       -----------

Income (loss)
  before income taxes
  and extraordinary credit           102,084           (97,640)          198,472          (169,538)

Provision for income taxes            16,047              --              54,602              --
                                 -----------       -----------       -----------       -----------

Income (loss) before
  extraordinary credit                86,037           (97,640)          143,870          (169,538)

Extraordinary credit,
  reduction of income taxes
  arising from carryforward
  of prior years' operating
  losses                              13,647              --              52,202              --
                                 -----------       -----------       -----------       -----------

Net income (loss)                $    99,684       $   (97,640)      $   196,072       $  (169,538)
                                 ===========       ===========       ===========       ===========

Basic earnings per share:
  Income (loss) before
    extraordinary credit         $       .02       $      (.03)      $       .04       $      (.05)
  Extraordinary credit           $       .01       $       .00       $       .02       $       .00
                                 -----------       -----------       -----------       -----------
  Net income (loss)              $       .03       $      (.03)      $       .06       $      (.05)
                                 ===========       ===========       ===========       ===========

Diluted earnings per share:
  Income (loss) before
    extraordinary credit         $       .02       $      (.03)      $       .04       $      (.05)
  Extraordinary credit           $       .01       $       .00       $       .02       $       .00
                                 -----------       -----------       -----------       -----------
  Net income (loss)              $       .03       $      (.03)      $       .06       $      (.05)
                                 ===========       ===========       ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (These statements are unaudited.)


                                                         Nine months ended
                                                           December 31,
                                                        1997           1996
                                                    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 196,072       $(169,538)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                    107,667          92,681
      Deferred income tax                                2,400            --
      Provisions for losses on accounts
        receivable                                      17,413          38,448
      Provisions for losses on inventories               8,500          67,432
    (Increase) decrease in -
      Certificate of deposit                              --              --
      Accounts receivable                             (189,844)         86,576
      Note receivable                                      650          35,296
      Inventories                                      146,711        (321,327)
      Prepaid expenses and other                           345          (5,256)
    Increase (decrease) in -
      Accounts payable                                 (51,085)        241,956
      Accrued expenses                                  (4,492)         23,750
      Customer deposits                                (13,778)         (2,956)
      Deferred revenue                                  37,499            --
      Notes payable, current                             6,184            --
                                                     ---------       ---------

        Net cash provided by (used in)
          operating activities                         264,242          87,062
                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                  (15,449)        (93,336)
  Purchases of software and capitalized
    software and design                                   --          (106,222)
  Proceeds from disposals of property,
    plant and equipment                                  7,202            --
  Capitalized acquisition costs                        (82,605)           --
                                                     ---------       ---------

        Net cash provided by (used in)
          investing activities                         (90,852)       (199,558)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit        300,000         100,000
  Repayments under line of credit                     (300,000)       (100,000)
  Payments on notes and other loans                    (16,250)           --
  Payments on long-term debt                           (15,640)           --
  Proceeds from issuing equity securities                7,627            --
                                                     ---------       ---------

        Net cash provided by (used in)
          financing activities                         (24,263)           --
                                                     ---------       ---------

        Net increase (decrease) in cash                149,127        (112,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         142,886         218,166
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 292,013       $ 105,670
                                                     =========       =========






  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.       Inventories:

                                                December 31,       March 31,
                                                    1997             1997
                                                -----------       ----------

Raw materials                                   $   523,564       $ 1,037,167
Work-in-process                                     331,376           128,141
Finished goods                                      500,575           108,127
Reserve for excess and obsolete inventory          (138,277)         (189,197)
                                                -----------       -----------

                                                $ 1,217,238       $ 1,084,238
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


4.       Earnings per share disclosure:

                                                                                         Three months ended
                                                                                         December 31, 1997
                                                                                         ------------------
                                                                          Income               Shares             Per Share
                                                                          ------               ------             ---------

Income before extraordinary item                                       $  86,037

Basic EPS:
  Income available to common shareholders                              $  86,037            3,583,072               $  0.02

Effect of dilutive securities, options                                                         63,907

Diluted EPS:
  Income available to common shareholders                              $  86,037            3,646,979               $  0.02

                          COMTREX SYSTEMS CORPORATION

4.       Earnings per share disclosure: (continued)

                                                                                         Nine months ended
                                                                                         December 31, 1997
                                                                                         -----------------
                                                                          Income               Shares             Per Share
                                                                          ------               ------             ---------

Income before extraordinary item                                       $ 143,870

Basic EPS:
  Income available to common shareholders                              $ 143,870            3,305,650               $  0.04

Effect of dilutive securities, options                                                         37,614

Diluted EPS:
  Income available to common shareholders                              $ 143,870            3,343,264               $  0.04


                                                                                        Three months ended
                                                                                         December 31, 1996
                                                                                         -----------------
                                                                          Income               Shares             Per Share
                                                                          ------               ------             ---------

Income (loss) before extraordinary item                               $ (97,640)

Basic EPS:
  Income (loss)
    available to common shareholders                                  $ (97,640)            3,164,022             $ ( 0.03)

Effect of dilutive securities, options                                                          5,001

Diluted EPS:
  Income (loss)
    available to common shareholders                                  $ (97,640)            3,169,023             $ ( 0.03)


                                                                                         Nine months ended
                                                                                         December 31, 1996
                                                                                         -----------------
                                                                          Income               Shares             Per Share
                                                                          ------               ------             ---------

Income (loss) before extraordinary item                               $(169,538)

Basic EPS:
  Income (loss)
    available to common shareholders                                  $(169,538)            3,163,744             $ ( 0.05)

Effect of dilutive securities, options                                                          6,700

Diluted EPS:
  Income (loss)
    available to common shareholders                                  $(169,538)            3,170,444             $ ( 0.05)


5.       Stock purchase transaction

         On October 2, 1997, the Company acquired from Norman Roberts ("Norman"), Shirley Roberts ("Shirley"), and Steven Roberts ("Steven" together, with Norman and Shirley, the "Sellers") all the issued and outstanding capital stock (the "Stock") of Data Systems Terminals Limited, a corporation formed and existing under the laws of England ("DSTL"). DSTL is a distributor of the Company's products in the United Kingdom, which business the Company intends to continue.

         The following consideration was paid by the Company for such acquisition of the Stock:

                          COMTREX SYSTEMS CORPORATION

5.       Stock purchase transaction: (continued)

         (a) 400,000 restricted shares of the Common Stock of the Company, par value $.001 per share, were delivered by the Company to Steven. These shares of the Company's Common Stock are not transferable by Steven on or before October 2, 1999.

         (b) A Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), was delivered by the Company to Norman and Shirley. The Debenture accrues interest at the rate of eight percent (8%) per annum, which is payable monthly. No principal is payable pursuant to the terms of the Debenture for the first three (3) years following its delivery. The Debenture is convertible into shares of the Company's Common Stock (in blocks of 20,000 shares), at any time on or before October 2, 2000, at the rate of $1.00 per share. The Company may prepay all amounts outstanding under the Debenture at any time on or before October 2, 2000 if (i) the shares of the Company's Common Stock have closed at $1.50, or higher, for each trading day for a thirty (30) day period, and (ii) the Company has provided the holders of the Debenture with at least sixty (60) days prior written notice of the prepayment. Any principal outstanding of the Debenture on October 2, 2000 shall be paid by the Company in twelve (12) equal quarterly installments. The Company anticipates that internal funds will be utilized to make all interest and principal payments due under the Debenture.

         (c) A promissory note, in the original principal amount of $65,000 (the "Note"), was delivered to Norman and Shirley. The Note bears interest at the rate of six percent (6%) per annum. The outstanding principal balance of the Note, and all interest accrued thereon, is repayable in twelve (12) equal monthly installments, commencing on November 1, 1997. The Company anticipates that internal funds will be utilized to make such payments due under the Note.

         The business combination will be accounted for using the purchase method.

         The cost of the acquired enterprise was $681,204, which represents 400,000 shares of Comtrex Common Stock with an assigned value of $233,600, the $300,000 Debenture, the $65,000 Note and legal and accounting fees associated with the transaction of $82,604.

         Acquired goodwill will be amortized over twenty (20) years, using the straight line method.


6.       Pro forma financial data (unaudited):

         As outlined in Footnote 5, the Company acquired all the issued and outstanding capital stock of DSTL, effective October 2, 1997. The following pro forma financial data, unaudited, reflects revenue, income from continuing operations, net income and income per share for the nine month periods ended December 31, 1997 and December 31, 1996, as though the transaction occurred as of April 1, 1996.


                                                             Nine months ended
                                                                December 31,
                                                           1997             1996
                                                       ----------------------------
         Revenue                                       $ 5,606,014      $ 5,924,699
         Income (loss) from continuing operations          274,101          (68,205)
         Net income (loss)                                 191,942         (139,149)
         Income (loss) per share                              0.06            (0.04)

                          COMTREX SYSTEMS CORPORATION

7.       Capital structure disclosure:

         In connection with the acquisition of DSTL, outlined in Footnote 5, a Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), was delivered by the Company to Norman and Shirley. The Debenture accrues interest at the rate of eight percent (8%) per annum, which is payable monthly. No principal is payable pursuant to the terms of the Debenture for the first three (3) years following its delivery. The Debenture is convertible into shares of the Company's Common Stock (in blocks of 20,000 shares), at any time on or before October 2, 2000, at the rate of $1.00 per share. The Company may prepay all amounts outstanding under the Debenture at any time on or before October 2, 2000 if (i) the shares of the Company's Common Stock have closed at $1.50, or higher, for each trading day for a thirty (30) day period, and (ii) the Company has provided the holders of the Debenture with at least sixty (60) days prior written notice of the prepayment. Any principal outstanding of the Debenture on October 2, 2000 shall be paid by the Company in twelve (12) equal quarterly installments. The Company anticipates that internal funds will be utilized to make all interest and principal payments due under the Debenture.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         As of December 31, 1997, the Company had total current assets of $3,112,258, including cash, cash equivalents and certificates of deposit of $392,013, as compared to $2,457,890 of total current assets and $242,886 of cash, cash equivalents and certificates of deposit as of March 31, 1997. The Company had current liabilities of $1,258,636, resulting in a current ratio of
2.5 as of December 31, 1997, compared to $706,041 and 3.5, respectively, as of March 31, 1997.

         The Company reported net income of $99,684 and $196,072, respectively for the three month and nine month periods ended December 31, 1997. The Company has net operating loss carryforwards of approximately $3,260,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         As outlined in Note 5 to the Consolidated Financial Statements, the acquisition of DSTL involved no cash outlay other than professional fees. As a consequence, differences as of December 31, 1997 and March 31, 1997, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the parent and the subsidiary as of December 31, 1997.

         The Company's Consolidated Statements of Cash Flow have been prepared to properly reflect changes in the parent company's accounts between April 1, 1997 and December 31, 1997, and changes in the U.K. subsidiary's accounts between October 1, 1997 and December 31, 1997. The following analysis, therefore, relates to the changes in the Company's Balance Sheet accounts on a cash flow basis.

         Operating activities generated $264,242 of cash during the first nine months of fiscal year 1998, as compared with cash generation of $87,062 for the corresponding prior year period. Cash and cash equivalents increased by $149,127 during the nine month period of fiscal year 1998.

         On a cash flow basis, accounts receivable increased during the nine month period ended December 31, 1997 by $172,431, net of reserves. The receivables increase is largely a result of increased sales during the third quarter as compared to the second quarter of the fiscal year. The Company extends terms to its U.S. dealer network of up to sixty days, and terms of thirty to sixty days to its direct customers through the Atlanta district office and its U.K. subsidiary.

         On a cash flow basis, inventories decreased during the nine month period ended December 31, 1997 by $155,211, net of reserves. This decrease is due primarily to the planned, gradual phase-out of the Company's Sprint and SuperSprint product lines, which are being replaced by the open architecture PCS/5000 product series. The PCS/5000 is configured principally with completed circuit boards and assemblies which are generally available, often off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. Consolidated inventories declined even though the Atlanta district office and the U.K. subsidiary maintain levels of finished good products necessary to fulfill immediate installation and service requirements.

         During the current nine month period, depreciation and amortization contributed $107,667 to cash provided by operating activities, which was partially offset by a reduction in accounts payable, on a cash flow basis, of $51,085. Cash provided by operating activities was positively impacted by the increase in deferred revenue of $37,499. This increase is the result of advanced maintenance billings generated through the U.K. subsidiary for hardware service and technical support to its endusers.

         Investing activities consumed $90,852 of cash during the nine month period ended December 31, 1997, of which $82,605 was attributed to professional fees associated with the acquisition of the U.K. subsidiary.

         Financing activities consumed $24,263 of cash during the nine month period. The Company borrowed, and repaid, $300,000 under its line of credit. Payments in the amounts of $16,250 and $15,640 were made against the Promissory Note issued in conjunction with the acquisition of the U.K. subsidiary and the mortgage note against the U.K. land and building, respectively.

         In October of 1997, the Company and Fleet Bank N.A. extended an existing line of credit agreement through July of 1998. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company.

         The Company borrowed a total of $300,000 under this credit facility at various times during the course of the nine month period, and repaid each such borrowing. The Company expects to utilize its credit facility from time to time for short term cash requirements. As of December 31, 1997, the Company had no material commitments for capital expenditures.

         The Company believes that its cash balance, together with its line of credit, provides the Company with adequate liquidity to finance its projected operations.


Results of Operation

         Net sales during the third quarter of fiscal year 1998 increased by 53%, to $1,771,974, as compared with corresponding sales of $1,154,677 during the third quarter of fiscal year 1997. Sales for the nine month period ended December 31, 1997 were $4,391,778, a 7% increase from sales of $4,108,929 for the corresponding period during fiscal year 1997. The significant quarterly increase in sales is a result of the acquisition of the Company's U.K. distributor, effective as of October 1, 1997, and the resulting consolidation of sales.

         The Company reported net income of $196,072 for the current nine month period, or $.06 per share, as compared with a net loss of $169,538, or $.05 per share, for the comparable prior year period. During the quarter ended December 31, 1997, the Company reported net income of $99,684, or $.03 per share, as compared with a net loss of $97,640, also $.03 per share, for the third quarter of the prior fiscal year.

         Selling, general and administrative, and customer support expenses increased from $421,366, or 36% of sales, during the third quarter of fiscal year 1997, to $677,837, or 38% of sales during the most recent quarter. For the nine month period, such expenses declined from $1,460,986, or 36% of sales, to $1,380,761, or 31% of sales for fiscal years 1997 and 1998, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's district office in Atlanta, relate to the direct sale, installation and service of products to end users. The selling and customer support expenses required for such direct sales activities will represent a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         Cost of sales during the quarter and nine month period of fiscal year 1998 were 49% and 57% of net sales, respectively, as compared to 65% and 64% of net sales, respectively, for the quarter and nine month period of the prior fiscal year. The dramatic reduction in cost of sales and increase in gross margin is a result of the consolidation of sales of Comtrex U.K. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation and implementation services. Such service related revenue is at a greater gross margin than product sales.

         The Company's subsidiary in the U.K. will continue to operate essentially autonomously, maintaining its current accounting system, clerical and administrative staff. The accounting function within the subsidiary has a reporting responsibility within the U.S., corporate, financial department. The sales, support and service departments of Comtrex U.K., however, will continue to operate within the reporting structure of the subsidiary. During the next several months, the subsidiary will also begin the sales and service support for the Company's distribution network in Europe. It is not anticipated that this activity, which will be integrated within the business plan and operating activities of the subsidiary, will require significant additional personnel. The Managing Director of the U.K. subsidiary, Mr. Steven Roberts, was elected to the Company's Board of Directors, at a regular meeting, in November of 1997. Mr. Roberts had served as Managing Director of the acquired company since 1991, and will continue in that capacity.

         As of February 3, 1998, the Company's backlog was approximately $683,000, which includes approximately $377,700 in backlog of Comtrex U.K. for delivery to end users, and excludes any orders for delivery to the subsidiary from the parent. The Company's backlog as of January 31, 1997 was approximately $229,000, which included approximately $45,000 on order from the U.K., when the current subsidiary was operating as an independent distributor. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


Forward Looking Statements

         This Form 10-QSB discusses primarily historical information. Statements included in this Form 10-QSB, to the extent they are forward looking, are based on current management expectations that involve a number of uncertainties and risks. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the intelligent point-of-sale terminal industry; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

Item 6.
Exhibits and Reports on Form 8-K


List of Exhibits


         Exhibit No.    Description of Instrument
         -----------    -------------------------

             2 *(2)     Stock Purchase Agreement

            27 *(1)     Financial Data Schedule


               *(1)     Filed herewith.

               *(2) Incorporated by reference to exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 13, 1997.


Reports on Form 8-K


         Form 8-K filed on October 13, 1997,
           (date of earliest event reported):  October 2, 1997

         Form 8-K/A filed on December 10, 1997,  (date of amendment)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   February 13, 1998            By:               /s/
      ---------------------              --------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer


Date:   February 13, 1998            By:               /s/
      ---------------------              --------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer

                                 Exhibit Index




         Exhibit
         -------

            27             Financial Data Schedule