Form 10KSB
period 1998-03-31
COMTREX SYSTEMS CORP
filed 1998-06-29
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended March 31, 1998.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number  0-13732

                           COMTREX SYSTEMS CORPORATION
                 (Name of small business issuer in its charter)

DELAWARE                                                      22-2353604
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                             Identification No.)

102 EXECUTIVE DRIVE, MOORESTOWN, NJ                           08057
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number                                     (609)  778-0090

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[x]

Issuer's revenues for the fiscal year ended March 31, 1998 were $6,382,948.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 29, 1998 is $2,530,069. Shares of common stock held by each executive officer and director of the registrant, and by each person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 19, 1998, there were outstanding 3,583,572 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed on or before July 17, 1998 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:    YES____   NO__x__

Total number of pages of this report:      84
Index to exhibits located at page:         15

                                     PART I


ITEM 1.  BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; market demand; and the risk of unavailability of adequate capital or financing.

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

         The Company designs, develops, assembles and markets electronic terminals and computer software which provide target retailers with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in Canada, France, Belgium, Germany, Portugal, Holland, Ireland, U.A.E., the United Kingdom and Australia. Between March of 1992 and February of 1995, the Company's products were marketed in the United States by Sharp Electronics Corporation, under the Sharp brand name, under an exclusive distribution agreement signed in December of 1991. Under the agreement, the Company retained the ability to sell, on a direct basis, to certain large, national accounts. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States through its own distribution organization in March of 1995.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 19, 1998, the Company employed six individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

         On October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited, ("DSTL") a corporation formed and existing under the laws of England. DSTL was the former distributor of the Comtrex product line in the United Kingdom. As a result of such acquisition, DSTL became a wholly owned subsidiary of the Company, and formally changed its corporate name to Comtrex Systems Corporation LTD ("Comtrex U.K."). As of June 19, 1998, Comtrex U.K. employed twenty five individuals. Comtrex U.K. operates essentially autonomously, maintaining its own accounting systems, clerical and administrative staff and sales and service departments. The subsidiary also provides sales and service support for the Company's distribution network in Europe.

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

         The Company's Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4400 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal years 1990 and 1991, the Sprint product was redesigned, and a family of terminals was introduced, significantly broadening the market potential for the product. The series was further redesigned in conjunction with the marketing agreement signed with Sharp in the third quarter of fiscal year 1992, and improvements in program functionality and available memory were added in fiscal year 1993. Sprint terminals are typically configured as elements in a communicating network of printers, video screens and a modem connection to a regional headquarters computer. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and a means to track and reward frequent customers of fast food establishments. There are several versions of software for the Sprint terminal designed for specific food service operators, and each of these can additionally be tailored for a specific operation. The Sprint family of terminals accounted for 20%, 27% and 37% of net sales in fiscal years 1998, 1997 and 1996, respectively.

         The Company's SuperSprint terminal was first introduced in fiscal year 1989, and was designed principally to be sold to full service restaurants. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4500 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal year 1991, the SuperSprint product line was expanded with the introduction of a CRT based terminal. The series was further redesigned in the third quarter of fiscal year 1992, in conjunction with the marketing agreement with Sharp. During the latter half of fiscal year 1993, the Company began hardware and software development to expand the product line with the introduction of a touch entry terminal. During the second quarter of fiscal year 1994, the Company began initial deliveries of the touch entry terminal, both to Sharp Electronics and to its international dealer organization. During the third quarter of fiscal year 1995, the Company began initial deliveries of a 14" color touch entry terminal to the Canadian and International dealers. In March of 1995, the 14" color touch entry terminal became available to the Company's distribution organization within the United States. SuperSprint terminals are typically configured as elements in a communicating network of printers and video screens. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and an on-line interface to facilitate the handling of delivery and take-out orders by tracking customers' addresses and most recent orders. The SuperSprint family of terminals accounted for 14%, 45% and 63% of net sales in fiscal years 1998, 1997 and 1996, respectively.

         The Company began deliveries of a new point-of-sale product line, PCS-5000 series, in October of 1996. The product line is based on PC architecture, and generally available local-area-network technology. Included in the new product line is an active matrix, LCD touch entry terminal, along with touch entry color CRT and a keyboard and CRT terminal. The use of PC architecture components should result in greater acceptance by larger accounts, since the technology is generally available and not proprietary, as well as allow for greater processing capabilities at a reduced manufacturing cost. The product line has been designed to be continuously upgradeable, as PC technology continues to provide increased capabilities at lower costs, through high volume manufacturing economies. The new product line addresses the needs of both the sit-down dining and the quick service market segments. The PCS-5000 series of terminals accounted for 66% and 28% of net sales in fiscal years 1998 and 1997, respectively.

MANUFACTURING AND TECHNOLOGY

         The Company's manufacturing operations consist primarily of assembling various components, parts, sub-assemblies, and assemblies which are purchased by the Company from third parties. Many of these are manufactured to the Company's design and specifications. The component parts, sub-assemblies, and finished assemblies, whether purchased or assembled by the Company, are subject to quality control testing by the Company. The Company believes that alternative sources of supply for its components are available and that the loss of its current sources for components and purchased assemblies would not have a material adverse effect on the Company's business. The Company cannot estimate the effect on costs of parts and assemblies if it were required to use alternative sources, but it believes that such effect would not materially affect the profit contribution of such products to the Company.

         The Company holds all right, title and interest in one patent. The issued patent is listed below.

PATENT NO.     DATE ISSUED      DURATION          DESCRIPTION
----------     -----------      --------          -----------

D.295,874      May 24, 1988     14 years          Sprint Cash Register Housing

         The Company also has registered four (4) trademarks, none of which expires prior to 1998. The Company designs its own printed circuit cards and software for use in its products.

         The Company believes its future success will depend upon its ability to enhance its existing products and develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its end-users. The Company intends to continue to use its best efforts to expand its existing product offerings and to introduce new products for the intelligent point-of-sale industry.

         The Company has, in the past, released enhanced versions of its software products at least once each year, although there can be no assurance that this practice will continue. All of the Company's software products share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users, technological developments and by competitive analysis.

         The Company estimates that during the 1998, 1997, and 1996 fiscal years, it expended approximately $242,601, $294,842, and $331,319, respectively, (which amounts include capital expenditures of $48,917, $163,584, and $166,327, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

INTELLECTUAL PROPERTY RIGHTS

         The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright law, patents and trade secret law to protect its proprietary rights to its technology. Due to the rapid pace of technological innovation within the point-of-sale industry, the Company's ability to establish and maintain a position of technological leadership in the point-of-sale industry is more dependent upon the skills of its development personnel than upon the legal protection afforded its existing technology. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult, although the Company utilizes hardware protection devices, which are included with licensed copies of the Company's software products, which are intended to prevent the unauthorized execution of the Company's software by unlicensed end-users. The Company is unable, however, to determine the extent to which piracy of its software products exists, and software piracy can be expected to be a persistent problem in the software industry.

         In most cases, the Company distributes its software products under "shrink-wrap" software license agreements which grant end-users licenses to the Company's software products and which contain various provisions to protect the Company's ownership of, and the confidentiality of, the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

SALES, MARKETING AND DISTRIBUTION

         During fiscal year 1998, the Company recorded foreign sales of $4,021,723, representing 63% of net sales. Foreign sales were $1,846,275, representing 34% of net sales, during fiscal year 1997, and $1,812,145, representing 36% of net sales during fiscal year 1996. Included in foreign sales during fiscal year 1998 are sales made to Data Systems Terminals LTD (DSTL) prior to its acquisition effective October 1, 1997, as well as total sales by the subsidiary company, Comtrex Systems Corporation LTD ("Comtrex U.K.") subsequent to its acquisition, through the consolidation of the operations of the subsidiary. Two customers of the Company and its subsidiary each accounted for approximately 10% of consolidated net sales during fiscal year 1998; the Company's distributor in France, Restaurant Data Systems (RDS) and the City Centre Group, a customer of Comtrex U.K. Sales to DSTL were $635,844, or 12% of net sales in fiscal year 1997, while sales to RDS represented approximately 3% of net sales during fiscal year 1997. No other customer represented more than 10% of sales during fiscal year 1998.

         Sales through the Atlanta District Office during fiscal year 1998 were $460,981, or 7% of net sales. During fiscal year 1997, sales through the Atlanta office were $913,545, or 17% of net sales. A customer preference for open architecture systems, when compared with the Company's proprietary Sprint product line, began to gradually impair sales in the Atlanta District Office beginning in the middle of fiscal year 1997. As a result of product development specifically for the quick service industry, with the Company's open architecture PCS-5000 series, the Atlanta office began to successfully secure several new customers in the third and fourth quarters of fiscal year 1998, and also began a program to upgrade and implement new store installations with existing customers. The Company anticipates an increase in sales in the Atlanta office during fiscal year 1999, and is currently expanding its personnel in the office. For further discussion on the operations of the Atlanta District Office, refer to the Results of Operation section under Item 6 of this Form 10-KSB. During fiscal year 1998, the balance of the Company's net sales were distributed among the network of U.S. dealers, and there was no single dealer who purchased product in excess of 10% of net sales.

         As of June 19, 1998, the Company's consolidated backlog was approximately $1,053,670, as compared with a backlog of $295,000 as of June 20, 1997. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

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

EMPLOYEES

         As of June 19, 1998, Comtrex had 35 employees in the United States, all of whom were employed on a full time basis. Comtrex Systems Corporation LTD, the Company's wholly owned subsidiary in the United Kingdom, employed an additional 25 full-time employees. None of the employees of the Company or of its wholly owned subsidiary are represented by a union and the Company believes that its employee relations are good.

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

         In April of 1996, the Company leased approximately 1,800 square feet of primarily office space in an industrial park in the Powers Ferry area of Atlanta, Georgia. The lease has a three year term, and the facility serves as a District Office, engaging in the direct sale and service of the Company's products. The Company anticipates the need to expand the facilities for its Atlanta District Office during fiscal year 1999, should the current upward trend in sales through this office continue. The Company believes that additional space will be made available through its current landlord, on similar terms and conditions to those currently prevailing, in the immediate vicinity of its current location.

         The Company's subsidiary in the U.K., Comtrex Systems Corporation LTD, currently owns and occupies approximately 4,740 square feet of office and warehouse space in a two story commercial office complex in Horley, England (located near Gatwick Airport). The building's ground floor serves as the warehouse for shipping, receiving and service activities. The building's first floor provides adequate office and conference space for the sales, support and administrative groups of the subsidiary. The land and building are covered under a mortgage, with a term that extends through 2016.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings which, if adversely determined to the Company, could have a material adverse effects on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal year 1998.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age            Position
----                       ---            --------

Jeffrey C. Rice            48             President and Chief Executive Officer
Steven D. Roberts          36             Managing Director, Comtrex U.K.
Brian C. Moseley           51             Vice President of Engineering
Lisa J. Mudrick            36             Treasurer and Chief Financial Officer

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

         Steven D. Roberts has been Managing Director of Comtrex Systems Corporation LTD, the Company's U.K. subsidiary, since its acquisition in October of 1997, and has served on the Company's Board of Directors since November of 1997. He had served as Managing Director of the acquired company, Data Systems Terminals LTD (DSTL), since 1990, and had been an employee of DSTL since 1984. From 1985 to 1987, Mr. Roberts served as President of Electronic Cash Registers, Inc. in Cincinnati, Ohio. ECR was a wholly owned subsidiary of DSTL, engaged in the distribution of point-of-sale systems for dry cleaning establishments in the United States.

         Brian C. Moseley was promoted to Vice President of Engineering of the Company in August of 1997. Mr. Moseley has been an employee of the Company since 1985, and has been actively involved in both hardware and software design, in addition to project management. Prior to his association with Comtrex, he worked as a Project Engineer for Management Information Concepts. Mr. Moseley is a graduate of Old Dominion University.

         Lisa J. Mudrick has been Vice President of Finance and Administration of the Company since February of 1994 and Treasurer since August of 1995. Ms. Mudrick has been a full-time employee of the Company since September of 1989 and served as Controller and Chief Accounting Officer until her appointment as Chief Financial Officer in 1994, and as corporate Secretary from 1990 to August of 1995. From 1986 to 1989, Ms. Mudrick was General Accounting Supervisor of Avant-Garde Computing, Inc., a public company which designs and sells systems to provide for secure, computer network communications for the financial and brokerage communities. Prior to her association with Avant-Garde, she held a position of cost accountant with Sybron Chemicals from 1985 to 1986. Ms. Mudrick is a graduate of the University of Dayton, with a Bachelor of Science degree in Business Administration.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Bid and asked prices for the Company's common stock (symbol "COMX") have been quoted on the Nasdaq Stock Market since July 1, 1985. Prior to May 11, 1988 the stock was traded on the Nasdaq National Market System and since that time has been traded in the Nasdaq Small Cap Market. The table below shows the high and low closing bid prices for the period indicated as reported by Nasdaq. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                            Bid Prices
                                            ----------
Year Ended March 31, 1997           High                  Low
-------------------------           ----                  ---

   4/1/1996  -   6/30/1996            1                   1/2
   7/1/1996  -   9/30/1996          15/16                 1/2
  10/1/1996  -  12/31/1996          13/16                 1/2
   1/1/1997  -   3/31/1997          13/16                13/32

Year Ended March 31, 1998           High                  Low
-------------------------           ----                  ---

   4/1/1997  -   6/30/1997            3/4                 5/16
   7/1/1997  -   9/30/1997          1 1/16                9/16
  10/1/1997  -  12/31/1997          1 1/16               11/16
   1/1/1998  -   3/31/1998          1 1/4                 3/4

RECENT SALES OF UNREGISTERED SECURITIES

        The following unregistered securities were issued by the Company on October 2, 1997 to the former shareholders of DSTL in connection with the acquisition by the Company of all the outstanding capital stock of DSTL:

         a) 400,000 restricted shares of the Common Stock of the Company, par value $.001 per share, were delivered by the Company to Steven Roberts (the "Shares"). These shares of the Company's Common Stock are not transferrable by Steven Roberts on or before October 2, 1999.

         b) A Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), was delivered by the Company to Norman Roberts and Shirley Roberts. The Debenture accrues interest at the rate of eight percent (8%) per annum, which is payable monthly. No principal is payable pursuant to the terms of the Debenture for the first three (3) years following its delivery. The Debenture is convertible into shares of the Company's Common Stock (in blocks of 20,000 shares), at any time on or before October 1, 2000, at the rate of $1.00 per share. The Company may prepay all amounts outstanding under the Debenture at any time on or before October 2, 2000 if (i) the shares of the Company's Common Stock have closed at $1.50, or higher, for each trading day for a thirty (30) day period, and (ii) the Company has provided the holders of the Debenture with at least sixty (60) days prior written notice of the prepayment. Any principal outstanding on the Debenture on October 2, 2000 shall be repaid by the Company in twelve (12) equal quarterly installments, commencing January 1, 2001. The Company anticipates that internal funds will be utilized to make all interest and principal payments due under the Debenture.

         c) A Promissory note, in the original principal amount of $65,000 (the "Note"), was delivered by the Company to Norman Roberts and Shirley Roberts. The Note bears interest at the rate of six percent (6%) per annum. The outstanding principal balance of the Note, and all interest accrued thereon, is repayable in twelve
              (12) equal monthly installments, commencing on November 1, 1997. The Company anticipates that internal funds will be utilized to make such payments due under the Note.

         The Shares, the Note and the Debenture (collectively the "DSTL Securities") were issued by the Company in reliance upon the exemption from regulation provided for in Regulation S promulgated under the Securities Act of 1933, as amended. No offer of the DSTL Securities to Norman, Shirley or Steven Roberts was made in the United States; at the time of delivery of the DSTL Securities, neither Norman, Shirley nor Steven Roberts was a resident of the United States; and each recipient of the DSTL Securities represented and warranted to the Company that they were not engaged in any "direct selling efforts" or "distribution" with respect to any of the DSTL Securities.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                    Approximate Number
                                                    of Record Holders
Title of Class                                      (as of June  19, 1998)
--------------                                      ----------------------

Common Stock, $ .001 par value                             400 (1)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; market demand; and the risk of unavailability of adequate capital or financing.

LIQUIDITY

         As of March 31, 1998, the Company had current assets of $3,311,888, including cash, cash equivalents and certificates of deposit of $313,617, as compared to $2,457,890 and $242,886, respectively, as of March 31, 1997. The Company had current liabilities of $1,441,530 resulting in a current ratio of
2.3 as of March 31, 1998, compared to $706,041 and 3.5, respectively, as of March 31, 1997.

         The Company reported net income of $241,339 during fiscal year 1998. The Company has net operating loss carryforwards of approximately $3,100,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         As outlined in Note 2 to the Notes to Financial Statements, on October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited ("DSTL"), a corporation formed and existing under the laws of England. The acquisition of DSTL involved no immediate cash outlay other than professional fees. As a consequence, differences as of March 31, 1998 and March 31, 1997, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the parent and the subsidiary as of March 31, 1998. The Company's Consolidated Statements of Cash Flow have been prepared to properly reflect changes in the parent company's accounts between April 1, 1997 and March 31, 1998, and changes in the accounts of the Company's wholly owned subsidiary, (formerly DSTL) Comtrex Systems Corporation LTD ("Comtrex U.K."), between October 1, 1997 and March 31, 1998. The following analysis, therefore, relates to the changes in the Company's Consolidated Balance Sheet accounts on a cash flow basis.

         Cash and cash equivalents increased by $170,731 during fiscal year 1998. Operating activities generated $442,438 of cash, primarily through the net income, a reduction in inventories, expensed depreciation and amortization, and the conversion to cash and cash equivalence of certificates of deposit.

         On a cash flow basis, inventories decreased during fiscal year 1998 by $208,615, net of reserves. This decrease is due primarily to the planned, gradual phase-out of the Company's Sprint and SuperSprint product lines, which are being replaced by the open architecture PCS-5000 product series. The PCS-5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. Consolidated inventories declined even though the Atlanta district office and Comtrex U.K. maintain levels of finished good products necessary to fulfill immediate installation and service requirements.

         On a cash flow basis, accounts receivable increased during the 1998 fiscal year by $245,819, net of reserves, which was partially offset by a reduction in accounts payable, on a cash flow basis, of $32,771. The receivables increase is largely a result of increased sales realized through the consolidation of sales with Comtrex U.K. The Company extends terms to its U.S. dealer network of up to sixty days, terms of thirty to sixty days to its direct customers through the Atlanta district office and terms of thirty to ninety days through Comtrex U.K.

         During the 1998 fiscal year, depreciation and amortization contributed $157,716 to cash provided by operating activities. Investing activities consumed $230,556 of cash during fiscal year, including capitalized software development expenses of $37,538. Investing expenses also included $82,604 in professional expenses associated with the acquisition of Comtrex U.K., and, on a cash flow basis, the cash overdraft of the subsidiary of $81,582, as of the date of acquisition.

         Financing activities consumed $41,151 of cash during the fiscal year ended March 31, 1998. The Company borrowed, and repaid, $300,000 under its line of credit. Payments in the amounts of $32,500 and $16,592 were made against the Promissory Note issued in conjunction with the acquisition of the U.K. subsidiary and the mortgage note against the U.K. land and building, respectively. A positive impact on financing activities was the exercise of options, which generated $7,941 in cash.

         In October of 1997, the Company and Fleet Bank N.A. extended an existing line of credit agreement through July of 1998. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company.

         In March of 1998, the Company's wholly owned subsidiary in the U.K., Comtrex Systems Corporation LTD, entered into a line of credit agreement with Barclays Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on March 30, 1999. Borrowings bear interest at the rate of three percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

         In June of 1998, the Company and PNC Bank N.A. entered into a $700,000 credit facility which expires on July 31, 1999. The agreement provides for borrowings of up to $650,000, and for the issuance by the bank of up to $50,000 of Irrevocable Letters of Credit. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. This line of credit replaced the credit facility with Fleet Bank N.A. The new facility with PNC Bank N.A. contains no provisions limiting the borrowings amount depending on eligible receivables, such as were contained in the agreement with Fleet Bank N.A.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations.

         The Company borrowed a total of $300,000 under its previous line of credit at various times during the fiscal year for short term cash requirements and all borrowings were repaid. The Company would expect to utilize the credit facility with PNC Bank N.A. from time to time for short term cash requirements.

         As of March 31, 1998, the Company had no material commitments for capital expenditures. The Company believes that it has adequate working capital to finance its projected operations for the coming fiscal year.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 COMPARED TO THE YEAR ENDED MARCH 31, 1997

         Net sales for the Company increased 18% in fiscal year 1998, to $6,382,948, when compared with net sales of $5,430,221 for fiscal year 1997. The Company reported net income of $241,399, or $.07 per share, for the fiscal year ended March 31, 1998, as compared with a net loss of $89,017, or $.03 per share, for the prior fiscal year. A significant contributing factor to the increase in sales was the acquisition, outlined in Note 2 to the Notes to Financial Statements, of the Company's U.K. distributor, as of October 2, 1997, and the resulting consolidation of sales.

         The Company's subsidiary in the U.K., Comtrex Systems Corporation LTD ("Comtrex U.K.") operates essentially autonomously, maintaining its own accounting system, clerical and administrative staff. While the accounting function within Comtrex U.K. has day-to-day reporting responsibility to the parent Company, the sales, support and service departments operate within the reporting structure of the subsidiary. Comtrex U.K. also provides sales and service support for the Company's distribution network in Europe. This activity was integrated, subsequent to the acquisition, within the business plan and operating activities of Comtrex U.K.

         Administrative expenses increased from $681,859, or 13% of sales, in fiscal year 1997 to $883,759, or 14% of sales, in fiscal year 1998. Sales, marketing and customer support expenses increased from $1,207,915, during fiscal year 1997, to $1,288,821 during fiscal year 1998, while declining when represented as a percentage of sales, from 22% to 20% for fiscal years 1997 and 1998, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's District Office in Atlanta, relate to the direct sale, installation and service of products to end-users. The selling and customer support expense required for such direct sales activities generally represents a higher percentage of sales than is associated with sales through a dealer or distribution channel. The reduction in such expenses, expressed as a percentage of sales, is a result of a combination of several factors, which are discussed below.

         The primary customer base of the Company's Atlanta District Office is represented by quick service food restaurants. A customer preference for open architecture systems, when compared with the Company's proprietary Sprint product line, began to gradually impair sales beginning in the middle of fiscal year 1997. Personnel reductions were implemented in the fourth quarter of fiscal year 1997, reducing sales and customer support expenses. As a result of product development specifically for the quick service industry, with the Company's open architecture PCS-5000 series, the Atlanta office began to successfully secure several new customers in the third and fourth quarters of fiscal year 1998, including the Atlanta Bread Company. In addition, the District Office began a program to upgrade and implement new store installations with existing customers with the PCS-5000, including Hoover Foods. The Company anticipates an increase in sales in the Atlanta office during fiscal year 1999, and is currently expanding its personnel in the office.

         During fiscal year 1998, the Company determined to focus its dealer sales activities on those organizations with whom it had an existing sales relationship, and more specifically, those dealerships which represented approximately 80% of its dealer sales. This focus in sales and support activity allowed the Company to implement a reduction in personnel related to dealer sales in both the U.S. and Canada. The Company intends to work more closely with these dealer organizations, and seek to penetrate target mid-sized accounts, principally in the quick service food segment, in conjunction with the Company's own direct sales efforts in Atlanta and on a national basis.

         Cost of sales decreased during the most recent fiscal year, from 62% of net sales, for fiscal year 1997, to 56% of net sales, for the most recent fiscal year. The significant reduction in cost of sales and increase in gross margin is a result of the consolidation of sales of Comtrex U.K. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation and implementation services. Such service related revenue is at a greater gross margin than product sales.

         International sales increased dramatically from $1,846,275, or 34% of sales, during fiscal year 1997, to $4,021,723, or 63% of sales, in the current fiscal year. A primary factor in this increase was the consolidation of sales with the Company's U.K. subsidiary. In addition, sales to the Company's French distributor, Restaurant Data Systems (RDS) increased by approximately $475,000. RDS introduced the PCS-5000 product in France during the fourth quarter of the fiscal year 1997, primarily to a quick service restaurant customer base. During the 1998 fiscal year, RDS successfully implemented the PCS-5000 product in over one hundred Courte Paille locations, a family dining restaurant chain which is part of the restaurant division of the Accor Group. In July of 1997, RDS and Comtrex began a development, evaluation and trial implementation of the PCS-5000 with Quick Restaurants N.V. in twelve stores in France and Holland. This process resulted in the PCS-5000 being selected as the sole approved POS system for new openings and store retrofits of this Belgian operator of quick service hamburger restaurants. The Company anticipates an even greater increase in sales to its French distributor during fiscal year 1999.

         As of June 19, 1998, the Company's consolidated backlog was approximately $1,053,670 as compared with a backlog of $295,000 on June 20, 1997. The Company expects that substantially all of its current backlog will be shipped within the next ninety (90) days.

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996

         Net sales for the Company increased 8% in fiscal year 1997, to $5,430,221, when compared with net sales of $5,033,737 for fiscal year 1996. The Company reported a net loss of $89,017, or $.03 per share, for the fiscal year ended March 31, 1997, as compared with a net loss of $233,748, or $.07 per share, for the fiscal year ended March 31, 1996.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which related to the resale activity of Comtrex point of sale products, and opened a District Office. The District Office sells the Company's products directly to end-user customers, primarily restaurants and quick service food outlets, in the metropolitan Atlanta area, as well as throughout the southeastern United States. In addition, the office provides training, installation and maintenance services to end-user customers.

         Sales and marketing and customer support expenses increased 21%, from $998,527 for fiscal year 1996, to $1,207,915 for fiscal year 1997. This increase was primarily attributable to the Company's District Office in Atlanta, where substantially all expenses are related to sales and support. Net sales in the Atlanta District Office, which opened in April of 1996, were $913,545. Administrative costs were reduced slightly, from $684,242 to $681,859, despite increased administrative activities associated with the District office.

         Cost of sales decreased during fiscal year 1997 to 62% of net sales, from 66% of net sales for fiscal year 1996. Cost of sales during fiscal year 1997 were favorably impacted by the operation of the Atlanta District Office, since sales made directly to end-users are at higher margins than sales to a dealer or distribution channel.

         Sales to the Canadian and international dealers increased from $1,812,145 during fiscal year 1996, or 36% of net sales, to $1,846,275, or 34%
of sales, in the current fiscal year. A decline in sales to the Company's French distributor of approximately $165,000 was offset by a similar increase in sales to the Company's U.K. distributor. The Company's French distributor, RDS, introduced the new PCS-5000 product in France during the 1997 fiscal year, primarily to a quick service restaurant customer base.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Information regarding the Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

ITEM 10.  EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    Financial Statements (included in this report):

         Independent Auditors' Report
         Auditors' Report to the Members of Comtrex Systems Corporation Limited Consolidated Balance Sheets at March 31, 1998 and 1997
         Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flow for the years ended March 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 1998, 1997 and 1996

         All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3.    Exhibits Filed Pursuant to Item 601 of Regulation S-K:

3.1 *(b)          Certificate of Incorporation, as amended, of the Company

3.2 *(b)          By-Laws, as amended, of the Company

4.1 *(b)          Specimen Common Stock Share Certificate

4.2 *(a)          Subordinated Convertible Debenture, in the original
                  principal amount of $300,000 (the "Debenture"), issued
                  by the Company to Norman and Shirley Roberts .............. 34

4.3 *(a)          Promissory note, in the original principal amount of
                  $65,000 (the "Note"), delivered by the Company to Norman
                  Roberts and Shirley Roberts ............................... 42

10.1 *(c)         1985 Employee Incentive Stock Option Plan of the Company

10.2 *(c)         1985 Non-Qualified Stock Option Plan of the Company

10.3 *(d)         1992 Non-Qualified Stock Option Plan of the Company

10.4 *(e)         1995 Employee Incentive Stock Option Plan of the Company

10.5 *(f)         Stock Purchase Agreement, dated October 2, 1997, between
                  the Company, Norman Roberts, Shirley Roberts and
                  Steven Roberts

10.6 *(a)         Working Cash Line of Credit Agreement between the Company
                  and PNC Bank N.A. dated June 12, 1998 ..................... 45

10.7 *(a)         Security Agreement dated June 12, 1998, delivered by the
                  Company to PNC Bank N.A. .................................. 55

10.8 *(a)         Loan Agreement (Business Overdraft Facility) between
                  Comtrex Systems Corporation LTD and Barclays Bank PLC
                  dated March 30, 1998 ...................................... 64

10.9 *(a)         Security Agreement (Debenture), dated March 30, 1998,
                  delivered by Comtrex Systems Corporation LTD to Barclays
                  Bank PLC .................................................. 68

21.1 *(a)         Subsidiaries of the Company ............................... 74

24.1 *(a)         Consent of Drucker, Math & Whitman, P.C. .................. 75

25.1 *(a)         Powers of Attorney ........................................ 76

27   *(a)         Financial Data Schedules .................................. 83

-------------------
*(a)     Filed herewith.

*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.

*(c) Incorporated by reference to the exhibits from the Company's registration statement on Form S-18. (File No. 2-97898-NY).

*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.

*(e) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.

*(f) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 1997.

b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 1998, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey


We have audited the accompanying consolidated balance sheets of Comtrex Systems Corporation (a Delaware corporation) and subsidiary ("Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Comtrex Systems Corporation Limited (a corporation formed under the laws of England) ("Comtrex UK"), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 39 percent and 28 percent, respectively, of the related consolidated totals for 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtrex UK, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation and subsidiary as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 1998 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 1998, 1997 and 1996 listed under Items 13 (a) 2. In our opinion, based on our audit and the report of the other auditors, the financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                     DRUCKER, MATH & WHITMAN, P.C.


North Brunswick, New Jersey
June 18, 1997

                       AUDITORS' REPORT TO THE MEMBERS OF
                       COMTREX SYSTEMS CORPORATION LIMITED
                    (FORMERLY DATA SYSTEMS TERMINALS LIMITED)
                  PERIOD FROM OCTOBER 2, 1997 TO MARCH 31, 1998


We have audited the financial statements of Comtrex Systems Corporation Limited a company incorporated in England, set out on pages 2 to 11 which have been prepared under the historical cost convention and on the basis of the accounting policies set out on pages 7 and 8.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTORS AND AUDITORS

The company's directors are responsible for the preparation of these financial statements. It is our responsibility to form an independent opinion, based on our audit, on these statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Boards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the company as at 31 March 1998 and of its profit and cash flows for the period then ended and have been properly prepared in accordance with United States generally accepted accounting principles.


Date: 24, June 1998                           ROTHMAN PANTALL & CO
                                              Chartered Accountants &
                                                Registered Auditors
                                              Clareville House
                                              26/27 Oxendon Street
                                              London  SW1Y 4EP

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    March 31,
                                                                                       -----------------------------------
                                                                                          1998                     1997
                                                                                       ----------               ----------
Current assets:

  Cash and cash equivalents                                                            $  313,617               $  142,886
  Certificate of deposit                                                                        -                  100,000
  Accounts receivable, net of reserve
   of $131,488 in 1998 and $186,710 in 1997                                             1,711,154                1,057,014
  Inventories                                                                           1,180,783                1,084,238
  Prepaid expenses and other                                                              106,334                   73,752
                                                                                       ----------               ----------

       Total current assets                                                             3,311,888                2,457,890
                                                                                       ----------               ----------

Property and equipment:

  Land                                                                                    156,244                      -
  Building                                                                                312,656                      -
  Machinery and equipment                                                                 816,417                  758,911
  Office furniture and equipment                                                          609,690                  293,906
                                                                                       ----------               ----------
                                                                                        1,895,007                1,052,817
  Less accumulated depreciation                                                        (1,141,929)                (905,268)
                                                                                       ----------               ----------

       Net property and equipment                                                         753,078                  147,549
                                                                                       ----------               ----------

Other assets:

  Software development costs, net of amortization                                         309,569                  337,772
  Goodwill, net of amortization                                                           428,998                        -
                                                                                       ----------               ----------

                                                                                          738,567                  337,772
                                                                                       ----------               ----------

                                                                                       $4,803,533               $2,943,211
                                                                                       ==========               ==========






                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                  March 31,
                                                                                       -----------------------------------
                                                                                           1998                     1997
                                                                                       ----------               ----------
Current liabilities:

  Accounts payable                                                                     $  842,352               $  581,687
  Current portion of long-term debt                                                        56,136                        -
  Note payable                                                                             32,500                        -
  Accrued expenses:
    Payroll                                                                                87,904                   60,506
    Other                                                                                 112,767                   41,799
    Deferred income                                                                       277,970                   22,049
    Customer deposits                                                                      31,901                        -
                                                                                       ----------               ----------

       Total current liabilities                                                        1,441,530                  706,041
                                                                                       ----------               ----------

  Deferred income taxes                                                                    10,418                        -
                                                                                       ----------               ----------

  Long-term debt, net of current portion                                                  596,563                        -
                                                                                       ----------               ----------

       Total liabilities                                                                2,048,511                  706,041
                                                                                       ----------               ----------

Commitments and contingency

Shareholders' equity:

  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                                                               -                         -
  Common stock, $.001 par value, 5,000,000 shares
    authorized, 3,583,572 and 3,164,022 shares issued and
    outstanding March 31, 1998 and 1997, respectively                                       3,584                    3,165
  Additional paid-in capital                                                            5,557,092                5,315,970
  Foreign currency translation adjustments                                                 34,912                        -
  Accumulated deficit                                                                  (2,840,566)              (3,081,965)
                                                                                       ----------               ----------

       Total shareholders' equity                                                       2,755,022                2,237,170
                                                                                       ----------               ----------

                                                                                       $4,803,533               $2,943,211
                                                                                       ==========               ==========




                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                     1998                   1997                  1996
                                                                  ----------            -----------            -----------

Net sales                                                         $6,382,948             $5,430,221             $5,033,737
                                                                  ----------            -----------            -----------
Costs, expenses, and other:
  Cost of sales                                                    3,562,600              3,366,509              3,339,337
  Administrative                                                     883,759                681,859                684,242
  Research and development                                           193,684                131,258                164,992
  Sales and marketing                                                854,137                744,075                678,530
  Customer support                                                   434,684                463,840                319,997
  Depreciation and amortization                                      157,716                139,801                103,909
  Interest expense (income), net                                      45,276                 (8,104)               (23,522)
                                                                  ----------            -----------            -----------

                                                                   6,131,856              5,519,238              5,267,485
                                                                  ----------            -----------            -----------

Income (loss) before income
 taxes and extraordinary credit                                      251,092                (89,017)              (233,748)

Provision for income taxes                                            94,109                      -                      -
                                                                  ----------            -----------            -----------

Income (loss) before
 extraordinary credit                                                156,983                (89,017)              (233,748)

Extraordinary credit, reduction of income
taxes arising from utilization of prior
years' operating losses                                               84,416                     -                       -
                                                                  -----------           -----------            -----------

Net income (loss)                                                 $  241,399            ($   89,017)           ($  233,748)
                                                                  ===========           ===========            ===========

Per share basis:
  Basic:
   Income (loss) before extraordinary credit                      $      .05             $     (.03)            $     (.07)
                                                                  ==========            ===========            ===========
   Net income (loss)                                              $      .07             $     (.03)            $     (.07)
                                                                  ==========            ===========            ===========
  Diluted:
   Income (loss) before extraordinary credit                      $      .05             $     (.03)            $     (.07)
                                                                  ==========            ===========            ===========
   Net income (loss)                                              $      .07             $     (.03)            $     (.07)
                                                                  ==========            ===========            ===========






                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                     Common Stock                                 Foreign
                                ---------------------          Additional        currency          Accu-               Total
                                 Shares                         paid-in         translation       mulated           shareholders'
                                 issued        Amount           capital         adjustments       deficit              equity
                                 ------        ------           -------         -----------       -------              ------
Balance,  March 31,
  1995                          3,159,022      $3,160          $5,313,325                       ($2,759,200)          $2,557,285

Issuance of
  common  stock,
  exercise of options               5,000           5               2,645                                 -                2,650

Net loss                                -           -                   -                          (233,748)            (233,748)
                                ---------      ------          ----------                       -----------           ----------

Balance,  March 31,
  1996                          3,164,022       3,165           5,315,970                       ( 2,992,948)           2,326,187

Net loss                                -           -                   -                           (89,017)             (89,017)
                                ---------      ------          ----------                       -----------           ----------

Balance,  March 31,
  1997                          3,164,022       3,165           5,315,970                        (3,081,965)           2,237,170

Issuance of
  common stock,
  exercise of options              19,550          19               7,922                                                  7,941

Issuance of
  common stock,
  purchase of
  subsidiary                      400,000         400             233,200                                                233,600

Currency translation                                                               34,912                                 34,912
  adjustment

Net income                                                                                          241,399              241,399
                                ---------      ------          ----------         -------       -----------           ----------

Balance, March 31,
  1998                          3,583,572      $3,584          $5,557,092         $34,912       ($2,840,566)          $2,755,022
                                =========      ======          ==========         =======       ===========           ==========






                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                  1998                  1997                    1996
                                                              ----------             ----------              ----------
Cash flows from operating activities:
  Net income (loss)                                            $ 241,399             ( $89,017)              ($233,748)
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                157,716               139,801                 103,909
    Provisions for (recovery of)
      losses on accounts receivable                              (57,217)               51,664                  44,780
    Provisions for (recovery of) losses on inventories           (37,920)              120,232                  75,609
    Foreign currency translation adjustments                      (2,278)                    -                       -
  Changes in assets and liabilities:
      Certificate of deposit                                     100,000                     -                 150,000
      Accounts receivable                                       (188,602)               27,512               ( 208,688)
      Inventories                                                246,532             ( 274,585)              ( 245,244)
      Prepaid expenses and other                                  20,386                17,277                  11,096
      Accounts payable                                           (32,771)              150,106                  38,413
      Accrued expenses and other                                  (4,807)               13,328               (  60,122)
                                                               ---------             ---------               ---------
    Net cash provided (used) by
      operating activities                                       442,438               156,318               ( 323,995)
                                                               ---------             ---------               ---------

Cash flows from investing activities:
  Purchases of property and equipment                            (36,304)              (94,549)              (  59,719)
  Software development costs                                     (37,538)             (137,049)              ( 151,489)
  Proceeds from disposals of fixed assets                          7,472                     -                       -
  Cost of acquiring subsidiary                                   (82,604)                    -                       -
  Cash overdraft of subsidiary at date acquired                  (81,582)                    -                       -
                                                               ---------             ---------               ---------


    Net cash used in investing activities                       (230,556)            ( 231,598)              ( 211,208)
                                                               ---------             ---------               ---------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit                  300,000               265,000                       -
  Repayments under line of credit                               (300,000)            ( 265,000)                      -
  Repayments on notes payable                                    (32,500)                    -                       -
  Repayments on debt                                             (16,592)                    -                       -
  Proceeds from issuing equity securities                          7,941                     -                   2,650
                                                               ---------             ---------               ---------

    Net cash provided (used)  by financing activities            (41,151)                    -                   2,650
                                                               ---------             ---------               ---------

    Net increase (decrease) in cash                              170,731             (  75,280)              ( 532,553)

Cash and cash equivalents, beginning of year                     142,886               218,166                 750,719
                                                               ---------             ---------               ---------

Cash and cash equivalents, end of year                         $ 313,617              $142,886                $218,166
                                                               =========             =========               =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                       $  38,321              $  3,954                       -
                                                               =========             =========               =========
  Cash paid during the year for income taxes                   $  26,600              $      -                $      -
                                                               =========             =========               =========

Non-cash financing activity: The Company purchased all of the capital stock of its subsidiary; see Note 2 for debt issued. In connection with the acquisition, debt of the subsidiary approximating $369,000 was assumed.

                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of business:

        Comtrex Systems Corporation ("Company") is a Delaware corporation. Comtrex designs, develops, assembles and markets electronic terminals and computer software which provides retailers with transaction processing, in-store controls and management information. Comtrex sells in the United States through various distribution organizations. In April, 1996, Comtrex acquired the operations of a distributor in Atlanta, Georgia and engaged in the direct sale and service of its products in both the Atlanta metropolitan area and in the southeast United States. In October, 1997, Comtrex acquired, via a subsidiary, a distribution organization in the United Kingdom. Comtrex and its subsidiary are referred to as "Company".

        Principles of consolidation:

        The consolidated financial statements include the accounts of Comtrex and its wholly owned subsidiary. Intercompany transactions and accounts are eliminated in consolidation.

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

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(continued)

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

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $65,740, $33,103, and $16,310, for the years ended March 31, 1998, 1997, and 1996, respectively. Accumulated amortization was $563,971 and $498,230 at March 31, 1998 and 1997, respectively.

        Goodwill:

        Goodwill represents the cost in excess of net assets acquired related to Comtrex's acquisition of its subsidiary. Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization was $11,000 at March 31, 1998. Goodwill is periodically reviewed by the Company for impairment to determine if the fair value is less than the carrying value.

        Product maintenance contract revenue:

        Revenue is recognized from sales of maintenance contracts and extended warrantees on a straight-line basis over the contract period. Unearned revenue is deferred and reflected as deferred income on the consolidated balance sheets.

        Software revenue recognition:

        Revenue is recognized from sales of software when the program is shipped.

        Depreciation:

        Depreciation on personalty is computed by both straight-line and accelerated methods over the estimated useful lives of the assets which are three to seven years. Depreciation on realty is computed using the straight-line method over the estimated useful life of thirty years.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(continued)

        Foreign currency translation:

        Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in shareholders' equity.

        Income (loss) per share:

        Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed as above while giving effect to all dilutive potential common shares (but not giving effect to securities that would have an antidilutive effect, as would occur in loss years) that were outstanding during the period.

        Reclassifications:

        Reclassifications have been made to the consolidated balance sheet as of March 31, 1997 to conform to the presentation as of March 31, 1998. The reclassifications have no effect on financial position.

2.      ACQUISITION OF SUBSIDIARY

        On October 2, 1997, Comtrex acquired all the issued and outstanding capital stock ("Stock") of Data Systems Terminals Limited, a corporation formed and existing under the laws of England ("DSTL"). DSTL was a distributor of Comtrex's products in the United Kingdom, which business Comtrex intends to continue. Subsequent to the acquisition, DSTL's name was changed to Comtrex Systems Corporation Limited ("Comtrex UK").

        The following consideration was paid for the acquisition:

         a) 400,000 restricted shares of Common Stock. These are not transferrable on or before October 2,1999.

         b) A Subordinated Convertible Debenture, in the amount of $300,000 ("Debenture"). The Debenture accrues interest at the rate of eight percent per annum, payable monthly. No principal is payable until January 1, 2001. The Debenture is convertible into shares of the Common Stock (in blocks of 20,000 shares), on or before October 1, 2000, at the rate of $1.00 per share. Comtrex may prepay all amounts outstanding under the Debenture at any time on or before October 2, 2000 if the shares of Comtrex Common Stock have closed at $1.50, or higher, for each trading day for a 30 day period. Any principal outstanding on October 2, 2000 shall be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture is subordinate to all debt of the Company.

         c) A Promissory note, in the amount of $65,000 ("Note"). The Note bears interest at the rate of six percent per annum. The outstanding principal balance of the Note, and all interest accrued thereon, is repayable in twelve (12) equal monthly installments, commencing on November 1, 1997.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


2.      ACQUISITION OF SUBSIDIARY:  (continued)

         The business combination has been accounted for using the purchase method. The results of operations of Comtrex UK are included in the statement of operations for the year ended March 31, 1998 since the date of acquisition.

         The cost of the acquired enterprise is $681,204, which represents 400,000 shares of Comtrex Common Stock with an assigned value of $233,600, the $300,000 Debenture, the $65,000 Note and legal and accounting fees associated with the transaction of $82,604. Acquired goodwill of $439,998 will be amortized over 20 years, using the straight-line method.

        The following summarized unaudited pro forma financial information assumes the acquisition had occurred on April 1 of each year:

        Pro forma information
        ---------------------
                                           1998                     1997
                                      --------------           --------------
        Net sales                       $7,600,000               $7,850,000
        Net income (loss)               $  237,000               $  (50,000)
        Net income (loss)
          per share, basic              $      .07               $     (.01)

        The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.      INVENTORIES:

                                                           1998                  1997
                                                        ----------            ----------
        Raw materials                                   $  706,342            $1,037,167
        Work-in-process                                     91,398               128,141
        Finished goods                                     443,467               108,127
        Reserve for excess and obsolete inventory          (60,424)             (189,197)
                                                        ----------            ----------
                                                        $1,180,783            $1,084,238
                                                        ==========            ==========

4.      SIGNIFICANT CUSTOMERS:

        The customers listed below accounted for a significant portion of sales and receivables:

                                                                % of Sales                         % of Receivables
                                                          Fiscal Year Ended March 31,               as of March 31,
                                               ------------------------------------------      ---------------------------
                                                   1998            1997            1996            1998            1997
                                                ----------      ----------      ----------     -----------     -----------

         Customer "A"                               10%             3%              6%             23%             39%
         Customer "B"                               10%             -               -              20%              -

        Customers "A" and "B" are foreign corporations.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


5.      LONG-TERM DEBT:

                                                                                                     1998
                                                                                                   --------
        Convertible debenture, issued in connection
        with acquisition of subsidiary.  See Note 2(b).                                            $300,000

        Note payable, bank, due 2016, paid in monthly installments of $3,068 which includes interest. Interest is the bank's base prime rate plus 2 percent. The bank's base rate was 7.5 percent at March 31, 1998.
        Substantially all assets of the subsidiary serve as collateral.                             311,743

        Notes payable, financial companies, due 2000, payable in monthly installments of $1,984 which includes interest ranging from 7.5 to 11.5
        percent. Secured by certain assets financed.                                                 40,956
                                                                                                   --------
                                                                                                   $652,699

        Less current portion                                                                         56,136
                                                                                                   --------

                                                                                                   $596,563
                                                                                                   --------

        Payable as follows, assuming no conversion of convertible debenture:

         1999                                                                                      $ 56,136
         2000                                                                                        58,438
         2001                                                                                        61,809
         2002                                                                                       136,809
         2003                                                                                       136,809
         thereafter                                                                                 202,698

6.      STOCK OPTION PLANS:

        1985 Employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 400,000. The plan provides for the granting of options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant and the options expire not later than the tenth anniversary from the date of grant. The options have a weighted average remaining contract life of 1.4 years, 2.3 years, and 2.4 years at March 31, 1998, 1997, and 1996, respectively. Through March 31, 1995, 247,000 options were exercised. Following is a summary of activity:

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


6.      STOCK OPTION PLANS:  (continued)

                                                                          Outstanding Options
                                         Available             ----------------------------------------------
                                         for Grant             Number            Price Range           Total
                                         ---------           ---------       -----------------        -------
Balance, March 31, 1995                    88,000              65,000        $.53    -   $1.06        $56,700
        Forfeited                          10,000             (10,000)        .81    -     .84         (8,250)
        Expiration of plan                (98,000)                  -                -                      -
        Exercised                               -              (5,000)                     .53         (2,650)
                                          -------             -------        -----------------        -------

Balance, March 31, 1996                         -              50,000         .81    -    1.06         45,800
        Forfeited                               -             (35,000)        .81    -    1.06        (33,500)
                                          -------             -------        ------------------       -------
Balance, March 31,
  1997 and 1998                                 -              15,000        $.81    -   $ .84        $12,300
                                          =======             =======        ==================       =======

         1992 Nonqualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 150,000 shares. Under this plan, options are exercisable at any time for a period of five years from date of grant. The options have a weighted average remaining contract life of 2.5 years, 2.5 years, and 2.5 years at March 31, 1998, 1997, and 1996, respectively. Following is a summary of activity:

                                                                            Outstanding Options
                                            Available           --------------------------------------------
                                            for Grant            Number          Price Range          Total
                                            ---------           -------       ----------------       -------
Balance, March 31, 1995                      99,000              51,000       $.88   -   $1.75       $64,620
        Granted                             (12,000)             12,000                    .81         9,720
                                            -------             -------       ----------------       -------

Balance, March 31, 1996                      87,000              63,000        .81   -    1.75        74,340
        Granted                             (32,000)             32,000        .59   -     .63        19,680
                                            -------             -------       ----------------       -------

Balance, March 31, 1997                      55,000              95,000        .59   -    1.75        94,020
        Granted                             (14,000)             14,000                    .44         6,160
        Forfeited                            27,000             (27,000)       .88   -    1.50       (33,060)
                                            -------             -------       ----------------       -------

Balance, March 31, 1998                      68,000              82,000       $.44   -   $1.75       $67,120
                                            =======             =======       ================       =======


                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


6.      STOCK OPTION PLANS:  (continued)

        1995 Employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 250,000 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. The options have a weighted average remaining contract life of 3.9 years, 4.3 years and 5.0 years, at March 31, 1998, 1997 and 1996, respectively. Following is a summary of activity:

                                                                          Outstanding Options
                                          Available            --------------------------------------------
                                          for Grant             Number          Price Range             Total
                                          ---------            -------       ---------------           --------
        Approval of plan                   250,000                   -                     -                  -
        Granted                            (53,000)             53,000       $           .63            $33,390
                                          --------             -------       ---------------            -------

Balance, March 31, 1996                    197,000              53,000                   .63             33,390

        Granted                            (15,000)             15,000                   .63              9,450
        Forfeited                           35,000             (35,000)                  .63            (22,050)
                                          --------             -------       ---------------            -------

Balance, March 31, 1997                    217,000              33,000                   .63            $20,790

        Granted                           (105,000)            105,000        .38  -     .88             59,600
        Forfeited                            4,000              (4,000)                  .63             (2,520)
        Exercised                                -             (19,550)       .38  -     .63             (7,942)
                                          --------             -------       ---------------            -------

Balance, March 31, 1998                    116,000             114,450       $.38  -    $.88            $69,928
                                          ========             =======       ===============            =======

        Accounting for stock based compensation:

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")." Accordingly, no compensation cost has been recognized for the stock option plans.

        Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed as indicated:

                                                    1998             1997
                                                  --------         --------
        Net income (loss) as reported             $241,399         $(89,017)
                                                  ========         ========
        Pro forma                                 $168,124         $(93,026)
                                                  ========         ========

        Income (loss) per share:
          Basic, as reported                      $    .07         $   (.03)
                                                  ========         ========
          Basic, Pro forma                        $    .05         $   (.03)
                                                  ========         ========
          Diluted, as reported                    $    .07         $   (.03)
                                                  ========         ========
          Diluted, Pro forma                      $    .05         $   (.03)
                                                  ========         =========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


6.      STOCK OPTION PLANS:  (continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 90% and a risk-free interest rate of 6.0%.

7.      INCOME TAXES:

        The statement of operations for 1998 reflects a provision for United States income taxes at the rate of 40 percent, (which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent) plus a 21 percent provision for U.K. income taxes. The United States provision for income taxes is offset by an extraordinary credit which arises from the utilization of prior years' operating losses. Domestic pretax income and foreign pretax income was $211,000 and $41,000, respectively, in 1998. Domestic tax provision and foreign tax provision was $84,000 and $10,000, respectively, in 1998.

        The Company has net operating loss carryforwards of approximately $3,100,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.

8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire through the fiscal year ending 2002. Rent expense was approximately $285,000, $160,000 and $141,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Rental commitments under noncancelable operating leases for the years ending March 31, are as follows: 1999, $213,000; 2000, $131,000; 2001,
$87,000; 2002, $13,000.

        The Company maintains a 401(k) plan ("Plan") in which substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2% of the employee's earnings. The Company's subsidiary in England maintains a defined contribution plan ("U.K. Plan") in which substantially all employees may participate, subject to invitation by that entity's Directors. Under the U.K. Plan, Comtrex UK is committed to fund $15,000 annually for certain executive employees plus three percent of salaries for other participants. The Company's contributions to both plans aggregated $30,985, $14,230 and $14,967 in the fiscal years ending March 31, 1998, 1997 and 1996, respectively.

9.      OPERATIONS IN GEOGRAPHIC AREAS:

                                                       1998                   1997                 1996
                                                    ----------            ----------            ----------
Net sales:
  United States, domestic                           $2,361,225            $3,583,946            $3,221,592
  United States, export                              2,717,651             1,846,275             1,812,145
  United Kingdom  *                                  1,780,170                     -                     -
  Eliminations                                        (476,098)                    -                     -
                                                    ----------            ----------            ----------

    Net sales                                       $6,382,948            $5,430,221            $5,033,737
                                                    ==========            ==========            ==========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


9.      OPERATIONS IN GEOGRAPHIC AREAS:  (continued)

                                                                  1998                1997               1996
                                                          ------------------     ---------------    ---------------
Income (loss) before taxes and extraordinary credit:
  United States                                                 $211,040             ($89,017)        ($  233,748)
  United Kingdom  *                                               41,491                    -                   -
  Unallocated                                                     (1,439)                   -                   -
                                                                --------             --------         -----------
    Income (loss) before income
    taxes and extraordinary credit                              $251,092             ($89,017)        ($  233,748)
                                                                ========             ========         ===========

Identifiable assets:
  United States                                               $3,017,826           $2,943,211          $2,868,794
  United Kingdom  *                                            1,856,899                    -                   -
  Corporate                                                      428,998                    -                   -
  Eliminations                                                  (500,190)                   -                   -
                                                              ----------           ----------         -----------

    Total assets                                              $4,803,533           $2,943,211          $2,868,794
                                                              ==========           ==========         ===========

     *  Subsidiary acquired October 2, 1997

10.     PER SHARE INFORMATION:

        A reconciliation of the average number of common shares outstanding used in the basic and diluted computations follows:

                                                                                 Average Common Shares Outstanding
                                                                                 ---------------------------------
                                                                      1998                   1997                   1996
                                                                   ---------              ---------              ---------
  Basic                                                            3,375,130              3,164,022              3,163,605
  Diluted effect of stock options                                     42,751                      -                      -
  Diluted effect of convertible debenture                            150,000                      -                      -
                                                                 -----------             ----------              ---------

    Diluted                                                        3,567,881              3,164,022              3,163,605
                                                                  ==========             ==========             ==========

        For purposes of computing diluted per share data, $12,000 of interest related to the convertible debenture was added to net income.

11.     SUBSEQUENT EVENT:

        In June, 1998, the Company and a bank entered into a line of credit agreement. This agreement replaced a line of credit with a different bank that existed as of March 31, 1998; no loans were outstanding under the agreement as of March 31, 1998. The new agreement provides for borrowings of up to $700,000, expires on June 30, 1999, bears interest at the bank's prime rate, and is collateralized by substantially all assets of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMTREX SYSTEMS CORPORATION

Date:    June 25, 1998                        By:   /s/
                                                  ------------------------------
                                                  Jeffrey C. Rice, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Title                                       Date
---------                                            -----                                       ----
         /s/                                         President, Director and                     June 25, 1998
------------------------------------                 Principal Executive Officer
Jeffrey C. Rice

         /s/                                         Principal Financial and                     June 25, 1998
------------------------------------                 Accounting Officer
Lisa J. Mudrick

  *                                                  Director                                    June 25, 1998
------------------------------------
Anthony S. Maladra

  *                                                  Director                                    June 25, 1998
------------------------------------
Sidney Dworkin

  *                                                  Director                                    June 25, 1998
------------------------------------
Larry Irwin

  *                                                  Director                                    June 25, 1998
------------------------------------
Steven D. Roberts

  *                                                  Director                                    June 25, 1998
------------------------------------
William A. Landman

  *                                                  Director                                    June 25, 1998
------------------------------------
Alan G. Schwartz

  *                                                  Director                                    June 25, 1998
------------------------------------
Nathan Lipson

  * By   /s/
------------------------------------
Jeffrey C. Rice
Attorney-in-Fact