Form 10-Q
period 1998-06-30
COMTREX SYSTEMS CORP
filed 1998-08-13
CIK 769525

                                  FORM 10-QSB



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number 0-13732


                          COMTREX SYSTEMS CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    22-2353604
---------------------------------                  ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


102 Executive Drive, Moorestown, NJ                      08057-4224
-----------------------------------                ---------------------
(Address of principal executive offices)                  (Zip Code)


                                (609) 778-0090
                               ----------------
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                 No
                        --------                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at July 24, 1998
         -----                                   ----------------------------
Common Stock, par value $.001                            3,591,572

                          COMTREX SYSTEMS CORPORATION

                               TABLE OF CONTENTS
                                  FORM 10-QSB


                                    PART I
                             FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at June 30, 1998 and March 31, 1998

                  Unaudited Consolidated Statement of Operations
                    for the three months ended June 30, 1998 and 1997

                  Unaudited Consolidated Statement of Cash Flow for
                    the three months ended June 30, 1998 and 1997

                  Notes to Unaudited Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


                                    PART II
                               OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Item 1.
Financial Statements

                          COMTREX SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (These statements are unaudited.)

                                    ASSETS
                                    ------
                                                                        June 30, 1998       March 31, 1998
                                                                       ---------------      --------------
Current assets:
  Cash and cash equivalents                                               $   226,292        $   313,617
  Accounts receivable, net of reserve of
    $144,540 and $131,488 as of 06/30/1998
    and 3/31/1998, respectively                                             1,613,340          1,679,136
  Note receivable and accrued interest                                         13,940             14,495
  Inventories                                                               1,326,546          1,180,783
  Due from officers                                                            16,015             17,523
  Prepaid expenses and other                                                  147,363            106,334
                                                                          -----------        -----------
      Total current assets                                                  3,343,496          3,311,888
                                                                          -----------        -----------
Property and equipment:
  Machinery, equipment, furniture and leasehold                             1,433,776          1,426,107
  Less - accum depreciation                                                (1,151,783)        (1,133,616)
                                                                          -----------        -----------
      Net property and equipment                                              281,993            292,491
                                                                          -----------        -----------
Land and building:
  Land and building                                                           468,900            468,900
  Less - accum depreciation                                                   (11,618)            (8,313)
                                                                           ----------        -----------
      Net land and building                                                   457,282            460,587
                                                                          -----------        -----------
Other assets:
  Purchased and capitalized software and design                             1,086,241          1,068,980
  Less - accum amortization and depreciation                                 (772,350)          (759,411)
                                                                          -----------        -----------
      Total other assets                                                      313,891            309,569
                                                                          -----------        -----------

Goodwill, net of amortization                                                 423,498            428,998
                                                                          -----------        -----------

        TOTAL ASSETS                                                      $ 4,820,160        $ 4,803,533
                                                                          ===========        ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Accounts payable                                                        $   889,227        $   842,352
  Accrued expenses                                                            195,931            200,671
  Note payable                                                                 16,250             32,500
  Customer deposits                                                            53,535             31,901
  Current portion, debt and notes payable                                      56,824             56,136
  Deferred revenue                                                            196,753            277,970
                                                                          -----------        -----------
      Total current liabilities                                             1,408,520          1,441,530
                                                                          -----------        -----------
Long term liabilities:
  Long term debt, net of current                                              289,905            296,563
  Convertible debentures payable                                              300,000            300,000
                                                                          -----------        -----------
      Total long term liabilities                                             589,905            596,563
                                                                          -----------        -----------

Deferred income taxes                                                          10,418             10,418
                                                                          -----------        -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                          -                   -
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,591,572 and 3,583,572
    issued and outstanding as of
    6/30/1998 and 3/31/1998, respectively                                       3,592              3,584
  Additional paid-in capital                                                5,564,125          5,557,092
  Foreign currency translation adjustment                                      32,408             34,912
  Accumulated deficit                                                      (2,788,808)        (2,840,566)
                                                                          -----------        -----------
      Total shareholders' equity                                            2,811,317          2,755,022
                                                                          -----------        -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 4,820,160        $ 4,803,533
                                                                          ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                       (These statements are unaudited.)


                                                                                Three months ended
                                                                                     June 30,
                                                                              1998            1997
                                                                         -------------------------------

Net sales                                                                  $ 1,964,727     $ 1,254,592

Costs and expenses
  Cost of sales                                                              1,075,012         777,270
  Administrative                                                               258,423         162,042
  Research and development                                                      33,343          46,325
  Sales and marketing                                                          181,319         133,457
  Customer support                                                             294,272          58,550
  Depreciation and amortization                                                 39,911          30,350
                                                                            ----------     -----------

                                                                             1,882,280       1,207,994
                                                                            ----------     -----------

Income from operations                                                          82,447          46,598

Interest income, net                                                           (15,953)         (1,187)
                                                                            ----------     -----------

Income before
  income taxes and extraordinary credit                                         66,494          45,411

Provision for income taxes                                                     (14,854)        (18,165)
                                                                            ----------     -----------

Income before extraordinary credit                                              51,640          27,246

Extraordinary credit, reduction of income
  taxes arising from carryforward
  of prior years' operating losses                                                 118          18,165
                                                                            ----------     -----------

Net income                                                                  $   51,758     $    45,411
                                                                            ==========     ===========
Basic earnings per share:
  Income before extraordinary credit                                            $  .01          $  .01
  Extraordinary credit                                                          $    -          $    -
                                                                            ----------     -----------
  Net income                                                                    $  .01          $  .01
                                                                            ==========     ===========
Diluted earnings per share:
  Income before extraordinary credit                                            $  .01          $  .01
  Extraordinary credit                                                          $    -          $    -
                                                                            ----------     -----------
  Net income                                                                    $  .01          $  .01
                                                                            ==========     ===========



  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       (These statements are unaudited.)


                                                                       Three months ended
                                                                           June 30,
                                                                       1998           1997
                                                                   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $   51,758     $   45,411
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                     39,911         30,350
      Deferred income tax                                                 -              -
      Provisions for losses on accounts
        receivable                                                      10,274         12,613
      Provisions for losses on inventories                               9,000          8,500
      Foreign currency translation adjustment                           (2,504)           -
    (Increase) decrease in -
      Accounts receivable                                               55,522       (155,965)
      Note receivable                                                      555            300
      Inventories                                                     (154,763)       169,722
      Due from officers                                                  1,508            -
      Prepaid expenses and other                                       (41,029)        (3,734)
    Increase (decrease) in -
      Accounts payable                                                  46,875       (163,015)
      Accrued expenses                                                  (4,740)       (32,387)
      Customer deposits                                                 21,634         (4,167)
      Deferred revenue                                                 (81,217)           -
      Notes payable, current                                           (16,250)           -
                                                                     ---------    -----------
        Net cash provided by (used in)
          operating activities                                         (63,466)       (92,372)
                                                                     ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                                   (7,669)        (1,261)
  Purchases of software and capitalized
    software and design                                                (17,261)           -
  Proceeds from disposals of property,
    plant and equipment                                                    -              -
  Capitalized acquisition costs                                            -              -
                                                                     ---------    -----------
        Net cash provided by (used in)
          investing activities                                         (24,930)        (1,261)
                                                                     ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of borrowings under credit facilities                       273,586        160,000
  Repayments under credit facilities                                  (273,586)           -
  Payments on notes and other loans                                        688            -
  Payments on long-term debt                                            (6,658)           -
  Proceeds from issuing equity securities                                7,041            -
                                                                     ---------    -----------
        Net cash provided by (used in)
          financing activities                                           1,071        160,000
                                                                     ---------    -----------

       Net increase (decrease) in cash                                 (87,325)        66,367

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         313,617        142,886
                                                                     ---------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  226,292    $   209,253
                                                                    ==========    ===========

  The accompanying notes are an integral part of these financial statements.

                          COMTREX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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


2.       Inventories:

                                               June 30,         March 31,
                                                 1998             1998
                                             -----------        --------
Raw materials                                $   479,529       $   706,342
Work-in-process                                  365,054            91,398
Finished goods                                   551,387           443,467
Reserve for excess and obsolete inventory        (69,424)          (60,424)
                                             -----------       -----------

                                             $ 1,326,546       $ 1,180,783
                                             ===========       ===========


3.       Income taxes:

         The consolidated statement of operations reflects a provision for United States income taxes at the rate of 40 percent, which represents the federal statutory rate of 34 percent plus an effective state tax rate of 6 percent, plus a 21 percent provision for U.K. income taxes. The United States provision for income taxes is offset by an extraordinary credit which arises from the utilization of prior years' operating losses.

         The Company has net operating loss carryforwards of approximately $3,100,000 for financial reporting and for federal income tax purposes, which begin to expire in 2004. The Company has tax credit carryforwards for federal income tax purposes of approximately $148,000. Net operating loss carryforwards are also available for state income tax purposes.


4.       Earnings per share disclosure:


                                                                      Three months ended
                                                                         June 30, 1998
                                                                         -------------
                                                        Income               Shares             Per Share
                                                        ------               ------             ---------
Income before extraordinary item                      $  51,640

Basic EPS:
  Income available to common shareholders             $  51,640            3,583,660             $  0.01

Effect of dilutive securities, options                                        93,396

Effect of dilutive convertible debenture                                      62,790

Diluted EPS:
  Income available to common shareholders             $  57,640            3,739,846             $  0.01


         For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                          COMTREX SYSTEMS CORPORATION

            ------------------------------------------------------

4.       Earnings per share disclosure: (continued)


                                                                         Three months ended
                                                                            June 30, 1997
                                                                            -------------
                                                          Income               Shares             Per Share
                                                          ------               ------             ---------
Income before extraordinary item                        $  27,246

Basic EPS:
  Income available to common shareholders               $  27,246            3,164,022            $   0.01

Effect of dilutive securities, options                                           6,605

Diluted EPS:
  Income available to common shareholders               $  27,246            3,170,627            $   0.01



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

                          COMTREX SYSTEMS CORPORATION

            ------------------------------------------------------

5.       Stock purchase transaction: (continued)

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


6.       Pro forma financial data (unaudited):

         As outlined in Footnote 5, the Company acquired all the issued and outstanding capital stock of DSTL, effective October 2, 1997. The following pro forma financial data, unaudited, reflects revenue, income from continuing operations, net income and income per share for the three month period ended June 30, 1997, as though the transaction occurred as of April 1, 1997.


                                                Three months ended
                                                   June 30, 1997
                                                ------------------
         Revenue                                    $ 1,861,710
         Income from continuing operations               54,774
         Net income                                      43,346
         Income per share                                  0.01


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

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

          As of June 30, 1998, the Company had total current assets of $3,343,496, including cash and cash equivalents of $226,292, as compared to $3,311,888 of total current assets and $313,617 of cash and cash equivalents as of March 31, 1998. The Company had current liabilities of $1,408,520, resulting in a current ratio of 2.4 as of June 30, 1998, compared to $1,441,530 and 2.3, respectively, as of March 31, 1998.

         Cash and cash equivalents decreased by $87,325 during the first three months of fiscal year 1999. Operating activities consumed $63,466 of cash, as compared with cash consumption of $92,372 for the corresponding prior year period. The combination of investing and financing activities consumed an additional $23,859 during the current period.

         The Company reported net income of $51,758 for the three month period ended June 30, 1998. The Company has net operating loss carryforwards of approximately $3,100,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $145,000.

         In addition to net income, the primary positive contributions to cash flow from operating activities were an accounts receivable decrease of $65,796, net of reserves, and depreciation and amortization of $39,911, along with an increase in accounts payable of $46,875. Both the receivables decrease and the increase in payables are largely a result of timing, and are not necessarily indicative of any trends. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year.

         The primary negative contributions to cash flow from operating activities were an increase in inventories and a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office. The decrease is largely a result of timing, and not necessarily indicative of any trend in maintenance revenues or billings. Inventories increased during the three month period by $145,763, net of reserves. While the raw materials component of inventory decreased by $226,813, the finished goods and work-in-process components increased by $107,920 and $273,656, respectively. The raw materials component decrease is due primarily to the planned, gradual phase-out of the Company's proprietary Sprint and SuperSprint product lines, which are being replaced by the open architecture PCS/5000 product series. The PCS/5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. The increase in finished goods inventories is a result of the combination of a more efficient assembly process, resulting in an increased level of finished goods, and the stocking levels necessary to fulfill immediate installation and service requirements in both the Company's U.K. subsidiary and its Atlanta District Office.

         Investing activities consumed $24,930 of cash during the three month period ended June 30, 1998, through a combination of purchased property and equipment and capitalized software and design. Financing activities generated a negligible amount of cash, $1,071, as exercises of options offset payments on long term debt during the three month period. The Company's U.K. subsidiary borrowed a total of $273,586 under its credit facility at various times during the course of the three month period, and repaid each such borrowing.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the period ended June 30, 1998, these adjustments had a negligible impact of $2,504 on the consolidated cash flows. On the Balance Sheet, these adjustments are recorded in a currency translation adjustment in shareholders' equity.

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

         In June of 1998, the Company and PNC Bank N.A. entered into a $700,000 credit facility which expires on July 31, 1999. The agreement with PNC Bank provides for borrowings of up to $650,000, and for the issuance by the bank of up to $50,000 of Irrevocable Letters of Credit. This agreement replaces a line of credit agreement with Fleet Bank N.A., entered into in October of 1997 and which extended through July of 1998. The agreement with Fleet Bank provided for borrowings of up to $750,000, with a limitation depending on the eligible receivables, as defined in the agreement. Both the new and previous facility provide for interest at the banks' prime rate, and for collateral assignment of substantially all assets of the Company. The facility with PNC Bank N.A., however, contains no provisions limiting the borrowings amount depending on eligible receivables, such as were contained in the agreement with Fleet Bank N.A.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of June 30, 1998, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first quarter of fiscal year 1999 increased by 57%, to $1,964,727, as compared with corresponding sales of $1,254,592 during the first quarter of fiscal year 1998. The primary contributing factor to the increase in sales was the acquisition, outlined in Note 5 to the Notes to Consolidated Financial Statements, of the Company's U.K. distributor, as of October 2, 1997, and the resulting consolidation of sales.

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

         The Company reported net income of $51,758 for the current three month period, or $.01 per share, as compared with net income of $45,411, or $.01 per share, for the comparable prior year period.

         Administrative expenses increased from $162,042 during the first quarter of fiscal year 1998, to $258,423 for the first quarter of fiscal year 1999, although both amounts represent 13% of net sales. Sales, marketing and customer support expenses increased from $192,007, or 15% of net sales, during the period ended June 30, 1997, to $475,591, or 24% of net sales, during the current fiscal year period. Substantially all of the operating activities of Comtrex U.K., like the Company's District Office in Atlanta, relate to the direct sale, installation and service of products to end-users. The selling and customer support expense required for such direct sales activities generally represents a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         Cost of sales during the quarter of fiscal year 1999 were $1,075,012, or 55% net sales, as compared to $777,270, or 62% of net sales, for the first quarter of the prior fiscal year. The significant reduction in cost of sales and increase in gross margin is a result of the consolidation of sales of Comtrex U.K. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, approximately 38% of the net sales of Comtrex U.K. consist of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         As of July 24, 1998, the Company's backlog was approximately $918,000, which includes approximately $452,000 in backlog of Comtrex U.K. for delivery to end users, and excludes any orders for delivery to the subsidiary from the parent. The Company's backlog as of July 31, 1997 was approximately $292,631, which included approximately $139,367 on order from the U.K., when the current subsidiary was operating as an independent distributor. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


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

Item 5.

                               OTHER INFORMATION


Stockholder Proposals

         Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders and which the proponent would like to have included in the proxy materials distributed by the Company in connection with such meeting, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), must be received at the principal executive offices of the Company no later than March 19, 1999. Such proposals may be included in next year's proxy materials if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

         Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders and for which the proponent does not intend to seek inclusion of the proposal in the proxy materials to be distributed by the Company in connection with such meeting must be received at the principal executive offices of the Company no later than June 2, 1999. Any stockholder proposal received after such date will not be considered to be timely submitted for purposes of the discretionary voting provisions of Rule 14a-4 promulgated under the 1934 Act. In accordance with Rule 14a-4(c), the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may vote such proxies in their certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before June 2, 1999.


Item 6.

                       EXHIBITS AND REPORTS ON FORM 8-K


List of Exhibits

         Exhibit No.                Description of Instrument
         -----------                -------------------------
            27 *(1)                 Financial Data Schedule

               *(1)     Filed herewith.

Reports on Form 8-K


         No Form 8-K's were filed in the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)


Date:   August 12, 1998            By:  /s/
      -------------------              ---------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer


Date:   August 12, 1998            By:  /s/
      -------------------              ---------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer

                                 Exhibit Index

         Exhibit
         -------
            27             Financial Data Schedule