Form 10QSB
period 1998-09-30
COMTREX SYSTEMS CORP
filed 1998-11-02
CIK 769525

                                   FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         22-2353604
------------------------------------                    --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


102 Executive Drive, Moorestown, NJ                          08057-4224
--------------------------------------                  --------------------
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

                            Yes     X                 No
                                  -----                    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at October 30, 1998
         -----                                -------------------------------

Common Stock, par value $.001                          3,591,572

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at September 30, 1998 and March 31, 1998

                  Unaudited Consolidated Statement of Operations
                    for the three and six months ended
                    September 30, 1998 and 1997

                  Unaudited Consolidated Statement of Cash Flow
                    for the six months ended
                    September 30, 1998 and 1997

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

Signatures

Exhibit Index

Item 1.
Financial Statements
                           COMTREX SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (These statements are unaudited.)

                                     ASSETS
                                     ------
Current assets:                                               September 30, 1998         March 31, 1998
                                                              ------------------         --------------
  Cash and cash equivalents                                          $   123,622            $   313,617
  Accounts receivable, net of reserve of
    $149,563 and $131,488 as of 09/30/1998
    and 3/31/1998, respectively                                        1,660,554              1,679,136
  Note receivable and accrued interest                                    11,440                 14,495
  Inventories                                                          1,331,630              1,180,783
  Due from officers                                                       16,015                 17,523
  Prepaid expenses and other                                             132,223                106,334
                                                                     -----------            -----------
      Total current assets                                             3,275,484              3,311,888
                                                                     -----------            -----------
Property and equipment:
  Machinery, equipment, furniture and leasehold                        1,471,284              1,426,107
  Less - accum depreciation                                           (1,172,161)            (1,133,616)
                                                                     -----------            -----------
      Net property and equipment                                         299,123                292,491
                                                                     -----------            -----------
Land and building:
  Land and building                                                      468,900                468,900
  Less - accum depreciation                                              (14,922)                (8,313)
                                                                     -----------            -----------
      Net land and building                                              453,978                460,587
                                                                     -----------            -----------
Other assets:
  Purchased and capitalized software and design                        1,116,059              1,068,980
  Less - accum amortization and depreciation                            (787,090)              (759,411)
                                                                     -----------            -----------
      Total other assets                                                 328,969                309,569
                                                                     -----------            -----------

Goodwill                                                                 417,998                428,998
                                                                     -----------            -----------

        TOTAL ASSETS                                                 $ 4,775,552            $ 4,803,533
                                                                     ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                   $   886,091            $   842,352
  Accrued expenses                                                       180,895                200,671
  Note payable                                                              --                   32,500
  Customer deposits                                                       21,344                 31,901
  Current portion, debt and notes payable                                 56,308                 56,136
  Deferred revenue                                                       125,971                277,970
                                                                     -----------            -----------
      Total current liabilities                                        1,270,609              1,441,530
                                                                     -----------            -----------

Long term liabilities:
  Long term debt, net of current                                         284,501                296,563
  Convertible debentures payable                                         300,000                300,000
                                                                     -----------            -----------
      Total long term liabilities                                        584,501                596,563
                                                                     -----------            -----------

Deferred income taxes                                                     10,418                 10,418
                                                                     -----------            -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                     --                     --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,591,572 and 3,583,572
    issued and outstanding as of
    09/30/1998 and 3/31/1998, respectively                                 3,592                  3,584
  Additional paid-in capital                                           5,564,125              5,557,092
  Foreign currency translation adjustment                                 33,098                 34,912
  Accumulated deficit                                                 (2,690,791)            (2,840,566)
                                                                     -----------            -----------
      Total shareholders' equity                                       2,910,024              2,755,022
                                                                     -----------            -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,775,552            $ 4,803,533
                                                                     ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)

                                               Three months ended                            Six months ended
                                                  September 30,                                 September 30,
                                           1998                   1997                  1998                   1997
                                      ----------------------------------            ----------------------------------
Net sales                             $ 2,169,473            $ 1,365,212            $ 4,134,200            $ 2,619,804

Costs and expenses
  Cost of sales                         1,151,642                869,843              2,226,653              1,647,113
  Administrative                          288,098                146,543                546,521                308,585
  Research and
    development                            43,690                 63,386                 77,033                109,711
  Sales and marketing                     193,291                125,149                374,610                258,606
  Customer support                        311,608                 77,183                605,880                135,733
  Depreciation and
    amortization                           43,921                 30,706                 83,833                 61,056
                                      -----------            -----------            -----------            -----------

                                        2,032,250              1,312,810              3,914,530              2,520,804
                                      -----------            -----------            -----------            -----------

Income from operations                    137,223                 52,402                219,670                 99,000

Interest expense, net                     (16,097)                (1,425)               (32,049)                (2,612)
                                      -----------            -----------            -----------            -----------


Income before income taxes                121,126                 50,977                187,621                 96,388

Provision for income taxes                 23,109                   --                   37,846                   --
                                      -----------            -----------            -----------            -----------

Net income                            $    98,017            $    50,977            $   149,775            $    96,388
                                      ===========            ===========            ===========            ===========

Basic earnings per share:
  Net income                          $       .03            $       .02            $       .04            $       .03
                                      ===========            ===========            ===========            ===========

Diluted earnings per share:
  Net income                          $       .03            $       .02            $       .04            $       .03
                                      ===========            ===========            ===========            ===========





   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)

                                                                Six months ended
                                                                  September 30,
                                                           1998                  1997
                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 149,775            $  96,388
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                        83,833               61,056
      Deferred income tax                                    --                   --
      Provisions for losses on accounts
        receivable                                         15,298               12,613
      Provisions for losses on inventories                 29,000                8,500
      Foreign currency translation adjustment              (1,814)                --
    (Increase) decrease in -
      Accounts receivable                                   3,284              (46,105)
      Note receivable                                       3,055                  300
      Inventories                                        (179,847)             165,859
      Due from officers                                     1,508                 --
      Prepaid expenses and other                          (25,889)             (36,079)
    Increase (decrease) in -
      Accounts payable                                     43,739              (61,471)
      Accrued expenses                                    (19,776)              (3,612)
      Customer deposits                                   (10,557)             (15,645)
      Deferred revenue                                   (151,999)                --
      Notes payable, current                                  172                 --
                                                        ---------            ---------

        Net cash provided by (used in)
          operating activities                            (60,218)             181,804
                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                     (45,177)             (10,846)
  Purchases of software and capitalized
    software and design                                   (47,079)                --
  Proceeds from disposals of property,
    plant and equipment                                      --                   --
  Capitalized acquisition costs                              --                   --
                                                        ---------            ---------

        Net cash provided by (used in)
          investing activities                            (92,256)             (10,846)
                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under credit facilities        438,586              160,000
  Repayments under credit facilities                     (438,586)            (160,000)
  Payments on notes and other loans                       (32,500)                --
  Payments on long-term debt                              (12,062)                --
  Proceeds from issuing equity securities                   7,041                6,650
                                                        ---------            ---------

        Net cash provided by (used in)
          financing activities                            (37,521)               6,650
                                                        ---------            ---------

        Net increase (decrease) in cash                  (189,995)             177,608

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            313,617              142,886
                                                        ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 123,622            $ 320,494
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


2.       Inventories:

                                               September 30,     March 31,
                                                   1998            1998
                                               ----------      ----------

Raw materials                                  $  554,927      $  706,342
Work-in-process                                   262,928          91,398
Finished goods                                    603,199         443,467
Reserve for excess and obsolete inventory      (   89,424)     (   60,424)
                                               ----------      ----------

                                               $1,331,630      $1,180,783
                                               ==========      ==========


3.       Income taxes:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,000,000 (which begin to expire in 2004) and tax credit carryforwards for state income tax purposes of approximately $148,000. Such loss carryforwards and tax credits result in deferred tax assets of approximately $1,350,000, which has been offset by a valuation allowance of equal amount. During the quarter ended September 30, 1998, the valuation account was reduced by $25,000.

         The components of the provision for income taxes consist of current expense (foreign) of $23,109, current expense (U.S.) of $25,000, offset by the benefits of net operating loss carryforwards of $25,000.


4.       Earnings per share disclosure:

                                                     Three months ended
                                                     September 30, 1998
                                                     ------------------
                                              Income        Shares    Per Share
                                              ------        ------    ---------

Net income                                  $  98,017

Basic EPS:
  Income available to common shareholders   $  98,017      3,591,572   $   0.03

Effect of dilutive securities, options                        60,373

Effect of dilutive convertible debenture                       3,041

Diluted EPS:
  Income available to common shareholders   $ 104,017      3,654,986   $   0.03


     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                           COMTREX SYSTEMS CORPORATION

             ------------------------------------------------------


4.       Earnings per share disclosure: (continued)

                                                       Six months ended
                                                      September 30, 1998
                                                      ------------------
                                              Income        Shares    Per Share
                                              ------        ------    ---------

Net income                                  $ 149,775

Basic EPS:
  Income available to common shareholders   $ 149,775      3,587,572  $   0.04

Effect of dilutive securities, options                        78,531

Effect of dilutive convertible debenture                      32,915

Diluted EPS:
  Income available to common shareholders   $ 161,775      3,699,018  $   0.04


     For purposes of computing diluted per share data, $12,000 of interest related to the convertible debenture was added to net income.


                                                      Three months ended
                                                      September 30, 1997
                                                      ------------------
                                              Income        Shares    Per Share
                                              ------        ------    ---------

Net income                                  $  50,977

Basic EPS:
  Income available to common shareholders   $  50,977      3,169,855   $   0.02

Effect of dilutive securities, options                        34,513

Diluted EPS:
  Income available to common shareholders   $  50,977      3,204,368   $   0.02


                                                        Six months ended
                                                      September 30, 1997
                                                      ------------------
                                              Income       Shares     Per Share
                                              ------       ------     ---------

Net income                                  $  96,388

Basic EPS:
  Income available to common shareholders   $  96,388     3,166,939    $   0.03

Effect of dilutive securities, options                       20,582

Diluted EPS:
  Income available to common shareholders   $  96,388     3,187,521    $   0.03


5.       Stock purchase transaction:

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

         The following consideration was paid by the Company for such acquisition of the Stock:

                           COMTREX SYSTEMS CORPORATION

             ------------------------------------------------------


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


6.       Pro forma financial data (unaudited):

         As outlined in Footnote 5, the Company acquired all the issued and outstanding capital stock of DSTL, effective October 2, 1997. The following pro forma financial data, unaudited, reflects revenue, income from continuing operations, net income and income per share for the three month and six month periods ended September 30, 1997, as though the transaction occurred as of April 1, 1997.


                                      Three months ended     Six months ended
                                      September 30, 1997    September 30, 1997
                                              1997                  1997
                                            ------------------------------

    Revenue                                 $1,972,330          $3,834,040
    Income from continuing operations           60,340             115,113
    Net income                                  48,912              92,258
    Income per share                              0.02                0.03

                           COMTREX SYSTEMS CORPORATION

             ------------------------------------------------------


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


8.       Year 2000 compliance:

        The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900, rather than the year 2000, could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not yet completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         As of September 30, 1998, the Company had total current assets of $3,275,484, including cash and cash equivalents of $123,622, as compared to $3,311,888 of total current assets and $313,617 of cash and cash equivalents as of March 31, 1998. The Company had current liabilities of $1,270,609, resulting in a current ratio of 2.6 as of September 30, 1998, compared to $1,441,530 and 2.3, respectively, as of March 31, 1998.

         Cash and cash equivalents decreased by $189,995 during the first six months of fiscal year 1999. Operating activities consumed $60,218 of cash, as compared with cash generation of $181,804 for the corresponding prior year period. The combination of investing and financing activities consumed an additional $129,777 during the period.

         The Company reported net income of $98,017 and $149,775 for the three month and six month periods ended September 30, 1998, respectively. The Company has net operating loss carryforwards of approximately $3,000,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         In addition to net income, the primary positive contributor to cash flow from operating activities was depreciation and amortization of $83,833, along with an increase in accounts payable of $43,739. The primary negative contributions to cash flow from operating activities were an increase in inventories and a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office, many of which are pro-rated over the calendar year. Inventories increased during the six month period by $150,847, net of reserves, with substantially all of the increase occurring during the first three months of the fiscal year.

         The overall increase in inventory is due, in part, to the increase in sales levels. Net sales during the first six months of fiscal year 1999 increased by approximately $370,000 over net sales during the last six months of the prior fiscal year. While the raw materials component of inventory decreased by $151,415, the finished goods and work-in-process components increased by $159,732 and $171,530, respectively. The raw materials component decrease is due primarily to the planned, gradual phase-out of the Company's proprietary Sprint and SuperSprint product lines, which are being replaced by the open architecture PCS/5000 product series. The PCS/5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. The increase in finished goods inventories is a result of the combination of a more efficient assembly process, resulting in an increased level of finished goods, and the stocking levels necessary to fulfill immediate installation and service requirements in both the Company's U.K. subsidiary and its Atlanta District Office.

         Investing activities consumed $92,256 of cash during the six month period ended September 30, 1998, through a combination of purchased property and equipment and capitalized software and design. Financing activities consumed $37,521 of cash as exercises of options offset payments on long term debt during the six month period. The Company borrowed under its credit facilities at various times during the course of the six month period, and repaid each such borrowing. The Company expects to utilize its credit facilities from time to time for short term cash requirements.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the period ended September 30, 1998, these adjustments had a negligible impact of $1,814 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a currency translation adjustment in shareholders' equity.

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

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of September 30, 1998, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the second quarter of fiscal year 1999 increased by 59%, to $2,169,473, as compared with corresponding sales of $1,365,212 during the second quarter of fiscal year 1998. For the six month period, net sales increased by 58%, from $2,619,804 to $4,134,200, for fiscal years 1998 and 1999, respectively. The primary contributing factor to the increase in sales was the acquisition, outlined in Note 5 to the Notes to Consolidated Financial Statements, of the Company's U.K. distributor, as of October 2, 1997, and the resulting consolidation of sales.

         The Company's subsidiary in the U.K., Comtrex Systems Corporation LTD ("Comtrex U.K.") operates autonomously, maintaining its own accounting system, clerical and administrative staff. While the accounting function within Comtrex U.K. has day-to-day reporting responsibility to the parent Company, the sales, support and service departments operate within the reporting structure of the subsidiary. Comtrex U.K. also provides sales and service support for the Company's distribution network in Europe.

         The Company reported net income of $98,017 for the current three month period, or $.03 per share, as compared with net income of $50,977, or $.02 per share, for the comparable prior year period. Net income for the six month period was $149,775, or $.04 per share, as compared with net income of $96,388, or $.03 per share, for the first half of the prior fiscal year.

         Sales, marketing and customer support expenses increased from $202,332, or 15% of sales, during the second quarter of fiscal year 1998, to $504,899, or 23% of sales during the most recent quarter. For the six month period, such expenses increased from $394,339, or 15% of sales, to $980,490, or 24% of sales for fiscal years 1998 and 1999, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's district office in Atlanta, relate to the direct sale, installation and service of products to end users. The selling and customer support expenses required for such sales activities directly to end users will represent a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         For both the comparable quarterly and six month periods, current administrative expenses increased only slightly, when expressed as a percentage of sales. Administrative expenses for the second quarter and first six month period of the current fiscal year were $288,098 and $546,521, respectively, and both represented 13% of net sales. During the prior fiscal year, the quarterly and six month period administrative expenses were $146,543, or 11% of net sales, and $308,585, or 12% of net sales, respectively.

         Cost of sales during the second quarter and first six month period of fiscal year 1999 were 53% and 54% of net sales, respectively, as compared to 64% and 63% of net sales, respectively, for the comparable quarter and six month period of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a result of the consolidation of sales of Comtrex U.K., and increased sales through the Company's Atlanta District Office. While selling and support expenses represent a higher percentage of sales which are made directly to end users than sales through a distribution network, the gross margin on sales to end users is significantly greater. In addition to product sales, maintenance services and contracts, installation and implementation services represent a significant percentage of the total sales of both the Atlanta office and Comtrex U.K. Such service related revenue is at a greater gross margin than initial product sales.

         As of October 28, 1998, the Company's backlog was approximately $928,000, which included approximately $559,000 in backlog of Comtrex U.K. for delivery to end users, and excluded any orders for delivery to the subsidiary from the parent. The Company's corresponding backlog as of October 31, 1997, which was subsequent to the acquisition of Comtrex U.K., was approximately $845,500. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


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





Item 6.


                        EXHIBITS AND REPORTS ON FORM 8-K


List of Exhibits


         Exhibit No.                Description of Instrument
         -----------                -------------------------

            27 *(1)                 Financial Data Schedule


                  *(1)     Filed herewith.



Reports on Form 8-K


         No Form 8-K's were filed in the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               COMTREX SYSTEMS CORPORATION
                                       (Registrant)



Date:   November 2, 1998       By:                               /s/
      -------------------          -------------------------------------------
                                    Jeffrey C. Rice
                                    Chief Executive Officer



Date:   November 2, 1998       By:                               /s/
      -------------------          -------------------------------------------
                                    Lisa J. Mudrick
                                    Chief Financial &
                                    Chief Accounting Officer

                                  EXHIBIT INDEX




          Exhibit
          -------

            27             Financial Data Schedule