Form 10QSB
period 1998-12-31
COMTREX SYSTEMS CORP
filed 1999-02-12
CIK 769525

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


Commission File Number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             22-2353604
----------------------------------------                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


102 Executive Drive, Moorestown, NJ                              08057-4224
----------------------------------------                    -------------------
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


         Class                                   Outstanding at February 5, 1999
         -----                                   -------------------------------
Common Stock, par value $.001                             3,591,572

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements, Unaudited

             Unaudited Consolidated Balance Sheets
               at December 31, 1998 and March 31, 1998

             Unaudited Consolidated Statements of Operations for
               the three and nine months ended December 31, 1998
               and 1997

             Unaudited Consolidated Statements of Cash Flow for
               the nine months ended December 31, 1998 and 1997

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

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Item 1.
Financial Statements
                           COMTREX SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (These statements are unaudited.)

                                     ASSETS
Current assets:                                     December 31, 1998           March 31, 1998
                                                    -----------------           --------------
  Cash and cash equivalents                               $   242,211              $   313,617
  Accounts receivable, net of reserve of
    $136,240 and $131,488 as of 12/31/1998
    and 3/31/1998, respectively                             1,959,173                1,679,136
  Note receivable and accrued interest                          9,140                   14,495
  Inventories                                               1,250,139                1,180,783
  Due from officers                                             6,029                   17,523
  Prepaid expenses and other                                  106,557                  106,334
                                                          -----------              -----------
      Total current assets                                  3,573,249                3,311,888
                                                          -----------              -----------
Property and equipment:
  Machinery, equipment, furniture and leasehold             1,501,166                1,426,107
  Less - accum depreciation                                (1,195,985)              (1,133,616)
                                                          -----------              -----------
      Net property and equipment                              305,181                  292,491
                                                          -----------              -----------
Land and building:
  Land and building                                           468,900                  468,900
  Less - accum depreciation                                   (18,227)                  (8,313)
                                                          -----------              -----------
      Net land and building                                   450,673                  460,587
                                                          -----------              -----------
Other assets:
  Purchased and capitalized software and design             1,141,615                1,068,980
  Less - accum amortization and depreciation                 (801,829)                (759,411)
                                                          -----------              -----------
      Total other assets                                      339,786                  309,569
                                                          -----------              -----------
Goodwill                                                      412,498                  428,998
                                                          -----------              -----------
        TOTAL ASSETS                                      $ 5,081,387              $ 4,803,533
                                                          ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   771,440              $   842,352
  Accrued expenses                                            267,413                  200,671
  Note payable                                                217,407                   32,500
  Customer deposits                                            29,083                   31,901
  Current portion, debt and notes payable                      63,665                   56,136
  Deferred revenue                                            105,125                  277,970
                                                          -----------              -----------
      Total current liabilities                             1,454,133                1,441,530
                                                          -----------              -----------
Long term liabilities:
  Long term debt, net of current                              284,481                  296,563
  Convertible debentures payable                              300,000                  300,000
                                                          -----------              -----------
      Total long term liabilities                             584,481                  596,563
                                                          -----------              -----------
Deferred income taxes                                          10,418                   10,418
                                                          -----------              -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                         -                        -
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,591,572 and 3,583,572
    issued and outstanding as of
    12/31/1998 and 3/31/1998, respectively                      3,592                    3,584
  Additional paid-in capital                                5,564,125                5,557,092
  Foreign currency translation adjustment                      35,753                   34,912
  Accumulated deficit                                      (2,571,115)              (2,840,566)
                                                          -----------              -----------
      Total shareholders' equity                            3,032,355                2,755,022
                                                          -----------              -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY               $ 5,081,387              $ 4,803,533
                                                          ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)



                                             Three months ended          Nine months ended
                                                 December 31,                December 31,
                                              1998         1997           1998         1997
                                          ------------------------    ------------------------
Net sales                                 $ 2,126,455  $ 1,771,974    $ 6,260,655  $ 4,391,778

Costs and expenses
  Cost of sales                             1,091,266      860,856      3,317,920    2,507,969
  Administrative                              260,243      262,528        806,764      571,113
  Research and
    development                                35,684       59,562        112,717      169,273
  Sales and marketing                         228,783      190,633        603,393      449,239
  Customer support                            315,404      224,676        921,284      360,409
  Depreciation and
    amortization                               47,369       46,611        131,201      107,667
                                          -----------  -----------    -----------  -----------

                                            1,978,749    1,644,866      5,893,279    4,165,670
                                          -----------  -----------    -----------  -----------

Income from operations                        147,706      127,108        367,376      226,108

Interest expense, net                         (12,540)     (25,024)       (44,590)     (27,636)
                                          -----------  -----------    -----------  -----------


Income before income taxes                    135,166      102,084        322,786      198,472

Provision for income taxes                     15,490        2,400         53,335        2,400
                                          -----------  -----------    -----------  ------------

Net income                                $   119,676  $    99,684    $   269,451  $   196,072
                                          ===========  ===========    ===========  ===========

Basic earnings per share:
  Net income                                   $  .03       $  .03         $  .08       $  .06
                                          ===========  ===========    ===========  ===========

Diluted earnings per share:
  Net income                                   $  .03       $  .03         $  .08       $  .06
                                          ===========  ===========    ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                           COMTREX SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)

                                                                            Nine months ended
                                                                               December 31,
                                                                            1998          1997
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   269,451    $   196,072
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                        131,201        107,667
      Deferred income tax                                                      -            2,400
      Provisions for losses on accounts
        receivable                                                          20,322         17,413
      Provisions for losses on inventories                                  49,000          8,500
      Foreign currency translation adjustment                                  841            -
    (Increase) decrease in -
      Accounts receivable                                                 (300,359)      (189,844)
      Note receivable                                                        5,355            650
      Inventories                                                         (118,356)       146,711
      Due from officers                                                     11,494            -
      Prepaid expenses and other                                              (223)           345
    Increase (decrease) in -
      Accounts payable                                                     (70,912)       (51,085)
      Accrued expenses                                                      66,742         (4,492)
      Customer deposits                                                     (2,818)       (13,778)
      Deferred revenue                                                    (172,845)        37,499
      Notes payable, current                                                 7,529          6,184
                                                                       -----------    -----------

        Net cash provided by (used in)
          operating activities                                            (103,578)       264,242
                                                                       -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                                      (75,059)       (15,449)
  Purchases of software and capitalized
    software and design                                                    (72,635)           -
  Proceeds from disposals of property,
    plant and equipment                                                        -            7,202
  Capitalized acquisition costs                                                -          (82,605)
                                                                       -----------    -----------

        Net cash provided by (used in)
          investing activities                                            (147,694)       (90,852)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under credit facilities                         795,993        300,000
  Repayments under credit facilities                                      (578,586)      (300,000)
  Payments on notes and other loans                                        (32,500)       (16,250)
  Payments on long-term debt                                               (12,082)       (15,640)
  Proceeds from issuing equity securities                                    7,041          7,627
                                                                       -----------    -----------

        Net cash provided by (used in)
          financing activities                                             179,866        (24,263)
                                                                       -----------    -----------

        Net increase (decrease) in cash                                    (71,406)       149,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             313,617        142,886
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   242,211    $   292,013
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


2. Inventories:

                                               December 31,         March 31,
                                                   1998               1998
                                               -----------        -----------

Raw materials                                 $   667,277        $   706,342
Work-in-process                                   102,159             91,398
Finished goods                                    590,127            443,467
Reserve for excess and obsolete inventory        (109,424)           (60,424)
                                              -----------        -----------
                                              $ 1,250,139        $ 1,180,783
                                              ===========        ===========


3. Income taxes:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,000,000 (which begin to expire in 2004) and tax credit carryforwards for state income tax purposes of approximately $148,000. Such loss carryforwards and tax credits result in deferred tax assets of approximately $1,350,000, which has been offset by a valuation allowance of equal amount. During the quarter ended December 31, 1998, the valuation account was reduced by $31,000.

         The components of the provision for income taxes consist of current expense (foreign) of $15,490, current expense (U.S.) of $31,000, offset by the benefits of net operating loss carryforwards of $31,000.


4. Earnings per share disclosure:

                                                           Three months ended
                                                           December 31, 1998
                                                           -----------------
                                                   Income        Shares     Per Share
                                                   ------        ------     ---------
Net income                                      $ 119,676

Basic EPS:
  Income available to common shareholders       $ 119,676     3,591,572       $  0.03

Effect of dilutive securities, options                           68,212

Effect of dilutive convertible debenture                          9,698

Diluted EPS:
  Income available to common shareholders       $ 123,676     3,669,482       $  0.03


     For purposes of computing diluted per share data, $4,000 of interest related to the convertible debenture was added to net income.

                           COMTREX SYSTEMS CORPORATION

4. Earnings per share disclosure: (continued)

                                                           Nine months ended
                                                           December 31, 1998
                                                           -----------------
                                                   Income        Shares     Per Share
                                                   ------        ------     ---------


Net income                                      $ 269,451

Basic EPS:
  Income available to common shareholders       $ 269,451     3,588,905       $  0.08

Effect of dilutive securities, options                           75,091

Effect of dilutive convertible debenture                         25,176

Diluted EPS:
  Income available to common shareholders       $ 285,451     3,689,172       $  0.08


     For purposes of computing diluted per share data, $16,000 of interest related to the convertible debenture was added to net income.

                                                           Three months ended
                                                           December 31, 1997
                                                           -----------------
                                                   Income        Shares     Per Share
                                                   ------        ------     ---------

Net income                                      $  99,684

Basic EPS:
  Income available to common shareholders       $  99,684     3,583,072      $   0.03

Effect of dilutive securities, options                           63,907

Diluted EPS:
  Income available to common shareholders       $  99,684     3,646,979      $   0.03

                                                           Nine months ended
                                                           December 31, 1997
                                                           -----------------
                                                   Income        Shares     Per Share
                                                   ------        ------     ---------


Net income                                      $ 196,072

Basic EPS:
  Income available to common shareholders       $ 196,072     3,305,650      $   0.06

Effect of dilutive securities, options                           37,614

Diluted EPS:
  Income available to common shareholders       $ 196,072     3,343,264      $   0.06



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

         (c) A promissory note, in the original principal amount of $65,000 (the "Note"), was delivered to Norman and Shirley. The Note bears interest at the rate of six percent (6%) per annum. The outstanding principal balance of the Note, and all interest accrued thereon, is repayable in twelve (12) equal monthly installments, commencing on November 1, 1997. The note has subsequently been paid in full, pursuant to its terms, utilizing internal funds.

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


6. Pro forma financial data (unaudited):

         As outlined in Footnote 5, the Company acquired all the issued and outstanding capital stock of DSTL, effective October 2, 1997. The following pro forma financial data, unaudited, reflects revenue, income from continuing operations, net income and income per share for the nine month period ended December 31, 1997, as though the transaction occurred as of April 1, 1997.


                                                     Nine months ended
                                                     December 31, 1997
                                                     -----------------
         Revenue                                       $ 5,606,014
         Income from continuing operations                 274,101
         Net income                                        191,942
         Income per share                                     0.06

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

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         As of December 31, 1998, the Company had total current assets of $3,573,249, including cash and cash equivalents of $242,211, as compared to $3,311,888 of total current assets and $313,617 of cash and cash equivalents as of March 31, 1998. The Company had current liabilities of $1,454,133, resulting in a current ratio of 2.5 as of December 31, 1998, compared to $1,441,530 and 2.3, respectively, as of March 31, 1998.

         Cash and cash equivalents decreased by $71,406 during the first nine months of fiscal year 1999. Operating activities consumed $103,578, as compared with cash generation of $264,242 for the corresponding prior year period. Investing activities consumed $147,694 of cash during the current period. Financing activities provided $179,886 during the current period, principally through short term borrowings.

         The Company reported net income of $119,676 and $269,451 for the three month and nine month periods ended December 31, 1998, respectively. The Company has net operating loss carryforwards of approximately $3,000,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

         In addition to net income, the primary positive contributor to cash flow from operating activities was depreciation and amortization expense of $131,201. The primary negative contributions to cash flow from operating activities came from increases in accounts receivable and inventories and a decrease in deferred revenue. Accounts receivable increased during the nine month period by $280,037, net of reserves. Inventories increased during the nine month period by $69,356, while declining during the quarter ended December 31, 1998 by $81,491, both figures net of reserves. All of the increase in inventories occurred during the first three months of the fiscal year. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office, many of which are pro-rated over the calendar year.

         The increase in receivables is a result both of increased sales and the timing of payments received, principally from a single customer of Comtrex U.K. Using sales during the immediately preceding quarter, accounts receivables represented approximately 76 days of sales as of March 31, 1998 and 83 days of sales as of December 31, 1998. In excess of 35% of the net sales of Comtrex U.K. are derived from a single customer whose fiscal year ends December 31. Payments received from this customer during the first two weeks of January, 1999 were in excess of $250,000. The Company believes that the timing of these payments relates to the financial presentation of the customer's fiscal year, and are not indicative of a normal payment pattern. Had these payments been received as of December 31, 1998, accounts receivable would have represented 72 days of sales as of that date.

         The overall net increase in inventories is a combination factors. The planned, gradual phase-out of the Company's proprietary Sprint and SuperSprint products lines is acting to reduce inventories. An increasing level of sales and initial stocking activity for the Company's new iTP Series of terminals are both contributing to an increased requirement for inventory. The hardware components of the PCS/5000 product line, including the new iTP Series of terminals, are configured principally with completed assemblies, including circuit boards and cabinetry, which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels.

         Investing activities consumed $147,694 of cash during the nine month period ended December 31, 1998, through a combination of purchased property and equipment and capitalized software and design. The Company is in the process of upgrading its internal accounting systems in readiness for installation of new software which is Year 2000 compliant. Additional P&E expenses include demonstration products and other sales and marketing related equipment.

         Financing activities provided $179,866 of cash, as net borrowings under the Company's credit facilities of $217,407 offset payments on long term debt, notes and other loans during the nine month period. The Company expects to continue to utilize its credit facilities from time to time for short term cash requirements.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the period ended September 30, 1998, these adjustments had a negligible impact of $841 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a currency translation adjustment in the calculation of shareholders' equity, resulting in contributions to shareholders' equity of $35,753 and $34,912 as of December 31 and March 31, 1998, respectively.

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

         In June of 1998, the Company and PNC Bank N.A. entered into a $700,000 credit facility which expires on July 31, 1999. The initial agreement with PNC Bank provided for borrowings of up to $650,000, and for the issuance by the bank of up to $50,000 of Irrevocable Letters of Credit. During November of 1998, the total facility was increased to $850,000, to allow for the issuance by the bank of up to $200,000 of Irrevocable Letters of Credit. The credit facility with PNC Bank replaced a line of credit agreement with Fleet Bank N.A., entered into in October of 1997 and which extended through July of 1998. The agreement with Fleet Bank provided for borrowings of up to $750,000, with a limitation depending on the eligible receivables, as defined in the agreement. Both the new and previous facility provide for interest at the banks' prime rate, and for collateral assignment of substantially all assets of the Company. The facility with PNC Bank N.A., however, contains no provisions limiting the borrowings amount depending on eligible receivables, such as were contained in the agreement with Fleet Bank N.A.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of December 31, 1998, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the third quarter of fiscal year 1999 increased by 20%, to $2,126,455, as compared with corresponding sales of $1,771,974 during the third quarter of fiscal year 1998. Company results for each of the comparable third quarter periods consolidate the operations of the Company's U.K. subsidiary, which was acquired as of October 2, 1997, as outlined in Note 5 to the Notes to Consolidated Financial Statements. For the nine month period, net sales increased by 43%, from $4,391,778 to $6,260,655, for fiscal years 1998 and 1999, respectively. A primary contributing factor to the increase in corresponding sales during the current nine month period was the U.K. acquisition, and the resulting consolidation of sales during the entire nine month period of fiscal year 1999. Note 6 to the Notes to Consolidated Financial Statements provides pro forma information relating to results of operation during the nine month period ended December 31, 1997, as if the acquisition had occurred at the beginning of fiscal year 1998.

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

         The Company reported net income of $119,676 for the current three month period, or $.03 per share, as compared with net income of $99,684, also $.03 per share, for the comparable prior year period. Net income for the nine month period was $269,451, or $.08 per share, as compared with net income of $196,072, or $.06 per share, for the first nine months of the prior fiscal year.

         Sales, marketing and customer support expenses increased from $415,309, or 23% of sales, during the third quarter of fiscal year 1998, to $544,187, or 26% of sales during the most recent quarter. During the third quarter, the Company commenced direct sales in the greater Philadelphia area out of its New Jersey headquarters, incurring additional such expenses. For the nine month period, such expenses increased from $809,648, or 18% of sales, to $1,524,677, or 24% of sales for fiscal years 1998 and 1999, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's district office in Atlanta, relate to the direct sale, installation and service of products to end users. The selling and customer support expenses required for such sales activities directly to end users will represent a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         For the comparable quarterly periods, administrative expenses were essentially identical, while decreasing when expressed as a percentage of sales, as a result of the 20% increase in net sales for the current quarter over the prior third quarter. Administrative expenses for the third quarters of fiscal years 1999 and 1998 were $260,243 and $262,528, respectively, representing 12% and 15% of net sales, respectively. For the comparable nine month periods of fiscal years 1999 and 1998, administrative expenses were $806,764, or 13% of net sales, and $571,113, also 13% of net sales, respectively.

         Cost of sales during the third quarter and first nine month period of fiscal year 1999 were 51% and 53% of net sales, respectively, as compared to 49% and 57% of net sales, respectively, for the comparable quarter and nine month period of the prior fiscal year. The reduction in cost of sales over the nine month period, and increase in gross margin, is a result of the consolidation of sales of Comtrex U.K., and increased sales through the Company's Atlanta District Office. While selling and support expenses represent a higher percentage of sales which are made directly to end users than sales through a distribution network, the gross margin on sales to end users is significantly greater. In addition to product sales, maintenance services and contracts, installation and implementation services represent a significant percentage of the total sales of both the Atlanta office and Comtrex U.K. Such service related revenue is at a greater gross margin than initial product sales.

         As of February 5, 1999, the Company's backlog was approximately $622,911, as compared to the Company's corresponding backlog as of February 3, 1998 of approximately $683,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


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





Item 6.


                        EXHIBITS AND REPORTS ON FORM 8-K


List of Exhibits


         Exhibit No.                Description of Instrument
         -----------                -------------------------
            27 *(1)                 Financial Data Schedule


                  *(1)     Filed herewith.



Reports on Form 8-K


         No Form 8-K's were filed in the quarter ended December 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   February 12, 1999           By: /s/ Jeffrey C. Rice
      --------------------              ----------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:   February 12, 1999           By: /s/ Lisa J. Mudrick
      --------------------              ----------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer

                                  EXHIBIT INDEX




         Exhibit
         -------
            27             Financial Data Schedule