Form 10KSB
period 1999-03-31
COMTREX SYSTEMS CORP
filed 1999-06-28
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended March 31, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-13732

                           COMTREX SYSTEMS CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                                               22-2353604
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

102 Executive Drive, Moorestown, NJ                                    08057
(Address of principal executive offices)                               (Zip Code)

Issuer's telephone number                                              (609)  778-0090

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x_ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for the fiscal year ended March 31, 1999 were $ 8,299,591.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 1999 is $ 2,020,984. Shares of common stock held by each executive officer and director of the registrant, and by each person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 18, 1999, there were outstanding 3,599,072 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed on or before July 17, 1999 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes___     No_x_

Total number of pages of this report: 65
Index to exhibits located at page:    19

                                     PART I


Item 1.  Business

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information is contained in this Item 1 under BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS.

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

     The Company designs, develops, assembles and markets computer software and electronic terminals which provide target retailers with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in Canada, France, Belgium, Germany, Portugal, Holland, Ireland, U.A.E., and Australia, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets these products through a network of dealers and through its own direct sales offices in Atlanta and the greater Philadelphia area. Between March of 1992 and February of 1995, the Company's products were marketed in the United States by Sharp Electronics Corporation, under the Sharp brand name, under an exclusive distribution agreement signed in December of 1991. Under the agreement, the Company retained the ability to sell, on a direct basis, to certain large, national accounts. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States through its own distribution organization in March of 1995.

     On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 18, 1999, the Company employed six individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

     On October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited, ("DSTL") a corporation formed and existing under the laws of England. DSTL was the former distributor of the Comtrex product line in the United Kingdom. As a result of such acquisition, DSTL became a wholly-owned subsidiary of the Company, and formally changed its corporate name to Comtrex Systems Corporation LTD ("Comtrex U.K."). As of June 18, 1999, Comtrex U.K. employed twenty-five individuals. Comtrex U.K. operates essentially autonomously, maintaining its own accounting systems, clerical and administrative staff and sales and service departments. The subsidiary also provides sales and service support for the Company's distribution network in Europe.

PRODUCTS

     The Company's principal products are various software programs, point-of-sale (POS) terminals, printers, computers and peripheral devices which the Company integrates with its software to provide complete systems to restaurants, both table service and quick service. Through its various direct sales offices, the Company provides integration, customization and maintenance services on these systems for end users of the systems. The Company has historically designed, developed and manufactured POS terminals, which combine traditional cash register functions with the control and data gathering capabilities of a computerized system. The most recent POS terminals introduced by the Company have been specified by the Company, but designed and manufactured by third parties. The Company internally develops software programs which execute on POS terminals, and perform traditional cash register functionality. In addition, the Company internally develops software which executes on an in-store computer to provide enhanced reporting capabilities for its terminal systems and facilitate local and remote polling of information transfer between computers and the Company's terminal systems. The Company also licenses various software programs from third parties which interact with the Company's own software to provide enhanced or additional functionality to the in-store computer.

     The Company began deliveries of the PCS-5000 series in October of 1996. The product line is based on PC architecture, and generally available local-area-network technology. Included in the product line is an active matrix, LCD touch entry terminal, along with touch entry color CRT and a keyboard and CRT terminal. The use of PC architecture components results in greater acceptance by the Company's customer base, since the technology is generally available and not proprietary, as well as allows for greater processing capabilities at a reduced manufacturing or procurement cost. The product line is designed to be continuously upgradeable, as PC technology continues to provide increased capabilities at lower costs, through high volume manufacturing economies. The PCS-5000 software addresses the needs of both the sit-down dining and the quick service market segments. The PCS-5000 software and series of terminals accounted for 75%, 66% and 28% of net sales in fiscal years 1999, 1998 and 1997, respectively.

     In February of 1999, the Company introduced the iTP series of POS terminals. The terminals all utilize the same basic cabinetry and the same Pentium(TM) motherboard, with an LCD operator display and touch entry overlay. The series of terminals is differentiated principally by the use of different LCD panels, including a 10.3" dual scan (DSTN), a 10.4" active matrix (TFT) and a 12.1" TFT. The hardware series is designed to operate with the Company's PCS-5000 software set and can also be used with various third party software. This series of terminals is manufactured to the Company's specifications in Taiwan, and received by the Company as a finished product, but without certain optional components such as a magnetic card reader, customer display or hard disk drive installed. The iTP series of terminals accounted for 6% of sales in fiscal year 1999.

     The Company's Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. The PCS-5000 software set provides substantially all of the operational and reporting capabilities of the Sprint series, and the PCS-5000 product series is being offered as the alternative, current product of the Company for quick service food outlets. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4400 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal years 1990 and 1991, the Sprint product was redesigned, and a family of terminals was introduced, significantly broadening the market potential for the product. The series was further redesigned in conjunction with the marketing agreement signed with Sharp in the third quarter of fiscal year 1992, and improvements in program functionality and available memory were added in fiscal year 1993. Sprint terminals are typically configured as elements in a communicating network of printers, video screens and a modem connection to a regional headquarters computer. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and a means to track and reward frequent customers of fast food establishments. There are several versions of software for the Sprint terminal designed for specific food service operators, and each of these can additionally be tailored for a specific operation. The Sprint family of terminals accounted for 10%, 20%, and 27% of net sales in fiscal years 1999, 1998 and 1997, respectively.

     The Company's SuperSprint terminal was first introduced in fiscal year 1989, and was designed principally to be sold to table service restaurants. The PCS-5000 software set provides substantially all of the operational and reporting capabilities of the SuperSprint series, and the PCS-5000 product series is being offered as the alternative, current product of the Company for table service restaurants. Between March of 1992 and February of 1995, the product was sold in the United States by Sharp Electronics Corporation as the Sharp 4500 series of terminals, and sold outside the United States by authorized dealers for the Company. In March of 1995, the Company began selling the product in the United States through its own distribution organization. During fiscal year 1991, the SuperSprint product line was expanded with the introduction of a CRT based terminal. The series was further redesigned in the third quarter of fiscal year 1992, in conjunction with the marketing agreement with Sharp. During the latter half of fiscal year 1993, the Company began hardware and software development to expand the product line with the introduction of a touch entry terminal. During the second quarter of fiscal year 1994, the Company began initial deliveries of the touch entry terminal, both to Sharp Electronics and to its international dealer organization. During the third quarter of fiscal year 1995, the Company began initial deliveries of a 14" color touch entry terminal to the Canadian and International dealers. In March of 1995, the 14" color touch entry terminal became available to the Company's distribution organization within the United States. SuperSprint terminals are typically configured as elements in a communicating network of printers and video screens. The Company also markets several add-on software modules which provide enhanced reporting, inventory control, labor reporting and an on-line interface to facilitate the handling of delivery and take-out orders by tracking customers' addresses and most recent orders. The SuperSprint family of terminals accounted for 9%, 14%, and 45% of net sales in fiscal years 1999, 1998 and 1997, respectively.

MANUFACTURING AND TECHNOLOGY

     The strategic focus of the Company's manufacturing program is to maintain flexibility and reduce costs by continuously evaluating the outsourcing of key products and subassemblies.

     The Company's manufacturing operations consist primarily of assembling various components, parts, sub-assemblies, and assemblies which are purchased by the Company from third parties. Many of these are manufactured to the Company's design and specifications. The component parts, sub-assemblies, and finished assemblies, whether purchased or assembled by the Company, are subject to quality control testing by the Company. The Company believes that alternative sources of supply for its components are available and that the loss of its current sources for components and purchased assemblies would not have a material adverse effect on the Company's business. The Company cannot estimate the effect on costs of parts and assemblies if it were required to use alternative sources, but it believes that such effect would not materially affect the profit contribution of such products to the Company. The Company believes that it maintains good relationships with its suppliers.

     The most recent point-of-sale (POS) terminal product of the Company is manufactured to the Company's specifications by CDS Commercial Data Systems, in Taiwan. The decision to outsource the manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that the Company could obtain these products from CDS at a lower cost than the Company could produce. CDS has sufficient assembly capacity to meet the Company's forecasted sales demand and was capable of achieving targeted product quality levels. The Company retains its assembly and testing capability and continues to manufacture several products, including its own touch entry LCD terminal for the PCS-5000 series. Future material, subassembly and POS terminal sourcing will be based on availability, service, cost, delivery and quality of the purchased items from both domestic and international suppliers.

     The Company holds all right, title and interest in one patent, on a product which is not in current production. The Company also has registered four (4) trademarks, none of which expires prior to 1999.

     The Company believes its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's hardware products is generally known and available to others. The Company intends to continue to use its best efforts to expand its existing product offerings and to introduce new products which keep pace with technological developments in the marketplace.

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

     The Company estimates that during the 1999, 1998, and 1997 fiscal years, it expended approximately $277,326, $242,601, and $294,842, respectively, (which amounts include capital expenditures of $122,481, $48,917, and $163,584, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

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

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

SALES, MARKETING AND DISTRIBUTION

     During fiscal year 1999, the Company recorded foreign sales of $5,729,776, representing 69% of net sales. Foreign sales were $4,021,723, representing 63% of net sales, during fiscal year 1998, and $1,846,275, representing 34% of net sales during fiscal year 1997. Included in foreign sales during fiscal year 1998 are sales made to Data Systems Terminals LTD (DSTL) prior to its acquisition (effective October 1, 1997), as well as total sales by the subsidiary company, Comtrex Systems Corporation LTD ("Comtrex U.K.") subsequent to its acquisition, through the consolidation of the operations of the subsidiary. During fiscal year 1999, sales to the Company's distributor in France, Restaurant Data Systems
(RDS) were $1,196,951, and sales to the City Centre Group, a customer of Comtrex U.K., were $1,424,783, representing 14% and 17% of sales, respectively. These two customers of the Company and its subsidiary each accounted for approximately 10% of consolidated net sales during fiscal year 1998. Sales to DSTL were $635,844, or 12% of net sales in fiscal year 1997, while sales to RDS represented approximately 3% of net sales during fiscal year 1997. No other customer represented more than 10% of sales during fiscal years 1999, 1998 or 1997.

     Sales through the Atlanta District Office during fiscal years 1999 and 1998 were $936,925 and $460,981, or 11% and 7%, respectively, of net sales. During fiscal year 1997, sales through the Atlanta office were $913,545, or 17% of net sales. A customer preference for open architecture systems, when compared with the Company's proprietary Sprint product line, began to gradually impair sales in the Atlanta District Office beginning in the middle of fiscal year 1997. As a result of product development specifically for the quick service industry, with the Company's open architecture PCS-5000 series, the Atlanta office began to successfully secure several new customers in the third and fourth quarters of fiscal year 1998, and also began a program to upgrade and implement new store installations with existing customers. The Company anticipated the increase in sales in the Atlanta office during fiscal year 1999, and expanded its personnel in the office during the fiscal year. In addition, the Company leased additional space for its Atlanta District Office during fiscal year 1999. For additional information on such leased space, refer to Item 2, Properties, of this Form 10-KSB. During fiscal year 1999, the balance of the Company's net sales were distributed among the network of U.S. dealers, and there was no single dealer who purchased product in excess of 10% of net sales.

     As of June 18, 1999, the Company's consolidated backlog was approximately $956,770, as compared with a backlog of $1,053,670 as of June 19, 1998. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

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

EMPLOYEES

     As of June 18, 1999, Comtrex had thirty-one employees in the United States, all of whom were employed on a full time basis. Comtrex Systems Corporation LTD, the Company's wholly-owned subsidiary in the United Kingdom, employed an additional twenty-five full-time employees. None of the employees of the Company or of its wholly owned subsidiary are represented by a union and the Company believes that its employee relations are good.

RECENT DEVELOPMENTS

     On June 23, 1999, Comtrex acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 150,000 restricted shares of the Company's common stock. CRS will operate as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. The transaction is not expected to have an immediate material impact on the financial results of the Company.

BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING
STATEMENTS

     Due to the competitive nature of the market in which it competes, the Company continues to experience gross margin pressure on its products and service offerings in all of its distribution channels. There can be no assurance that the Company will be able to continue to increase sales through its higher margin, direct distribution channels or to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin. Moreover, the Company's financial results in any single quarter may be dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software or software development orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom the Company does the largest amount of business are expected to vary from year to year as a result of a variety of factors. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.

     The market price of the Company's common stock is volatile, and may be subject to significant fluctuations in response to variations in the Company's quarterly operating results and other factors such as announcements of technological developments or new products by the Company, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the foodservice industry. In addition, in recent years, conditions in the stock market in general, and shares of small-cap technology companies in particular, have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of such companies.

     The Company's common stock is presently traded on the Nasdaq Small Cap Market. To maintain inclusion on the Nasdaq Small Cap Market, the Company's common stock must continue to meet certain criteria, which includes maintaining a minimum bid price of $1.00 per share. The Company is not currently in deficiency on any of the various criteria required for continued listing. The market price of the Company's stock has closed on several business days during the 1999 fiscal year at a bid price of lower than $1.00 per share. However, a failure to meet the continued inclusion requirements for minimum bid price only exists if the deficiency continues for a period of thirty (30) consecutive business days, after which the issuer is notified of the deficiency. The issuer then has an additional period of ninety (90) calendar days from notification to achieve compliance with the minimum bid price by closing with a minimum bid price of $1.00 for ten (10) consecutive business days during the ninety (90) day compliance period. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock likely would decline and stockholders would likely find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

     The statements contained herein not based on historic facts are forward-looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward looking statements made by, or on behalf of, Comtrex.

     Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

- The Company's actions in connection with continued and increasing price and product competition in many product areas;

- Difficulties or delays in the development, production, testing and marketing of products, including a failure to deliver new products and technologies when generally anticipated; the failure of customers to accept these products or technologies when planned; any defects in products; the Company's inability to differentiate its products; and a failure of manufacturing efforts, whether internal or through any third party manufacturing entities;

- Implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations and additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly);

- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large vendors of the Company, including CDS Commercial Data Systems, resulting in a disruption or discontinuation of the services or products provided to the Company;

- The technological risks of large customer roll-outs, especially where the contracts involve new technology or third party software;

- Because more than half of the Company's sales are outside the U.S., the Company's results could be significantly affected by weak economic conditions in countries in which it does business, particularly in the United Kingdom and France, and by changes in foreign currency exchange rates affecting those countries;

- The ability of the Company to recruit and retain engineers and other highly-skilled personnel, especially in light of increasingly tight labor markets in the technology industry;

- Controlling expenses associated with the expansion of the Company's infrastructure necessitated by the acquisition strategies of the Company;

- Although the Company attempts to protect its proprietary technology through a combination of trade secrets, patent and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to the Company's products;

- The effects of, and changes in, laws and regulations and other activities of governments, agencies and similar organizations, particularly in the United Kingdom and France;

- Unanticipated impact of Year 2000 issues, particularly the failure of products from major suppliers to function properly in the Year 2000 and unanticipated Year 2000 litigation expenses, including suits where the Company is named as a result of the Company's products interfacing to third party non-compliant products; and

- Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union; unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where the Company is named as a result of the Company's products interfacing to third party non-compliant products.

Item 2. Properties

     The Company currently leases and occupies approximately 19,000 square feet of plant and office space in an industrial park in Moorestown, New Jersey. In June of 1999, the Company renewed its lease through August of 2002. The Company's property is suitable and adequate for the Company's operations, with sufficient productive capacity to meet the Company's current needs, and projected needs over the coming fiscal year. Should additional space be required to accommodate future growth, the Company believes that additional space is available in the immediate vicinity of its current location.

     In April of 1996, the Company leased approximately 1,800 square feet of primarily office space in an industrial park in the Powers Ferry area of Atlanta, Georgia. The lease had a three year term, and the facility served as a District Office, engaging in the direct sale and service of the Company's products. In August of 1998, the Company entered into a new lease under similar terms and conditions, with the same landlord in the same industrial park, for approximately 2,900 square feet of primarily office space to replace the existing facility, with no penalties under the prior lease. The lease extends through September of 2003. The Company believes that additional space would be made available through its current landlord, on similar terms and conditions to those currently prevailing, in the immediate vicinity of its current location, should further expansion be required.

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

Item 3. Legal Proceedings

     The Company is not involved in any pending legal proceedings which, if adversely determined to the Company, could have a material adverse effect on the Company's business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal year 1999.

Special Item. Executive Officers of the Registrant

Name                       Age             Position

Jeffrey C. Rice            49              President and Chief Executive Officer
Steven D. Roberts          37              Managing Director, Comtrex U.K.
Brian C. Moseley           52              Vice President of Engineering
Lisa J. Mudrick            37              Treasurer and Chief Financial Officer

     Jeffrey C. Rice has been President, Chief Executive Officer and a Director of the Company since February 1, 1989. From May of 1985 through January of 1989 he was a Director of American Business Computers Corporation, and served as its President and Chief Executive Officer from May 1, 1985 through April 30, 1986 and as President of a wholly-owned subsidiary, ABC/SEBRN TechCorp, from November 1986 through January 1989. American Business Computers is a public company which sells computerized equipment and systems to the foodservice industry. From its founding in 1977 through January 1985, Mr. Rice served as President, Chief Executive Officer and a Director of MICROS Systems, Inc., a public company which supplies point-of-sale systems to the hospitality industry. Mr. Rice is a graduate of the University of Virginia, with a Bachelor of Science degree in Electrical Engineering.

     Steven D. Roberts has been Managing Director of Comtrex Systems Corporation LTD, the Company's U.K. subsidiary, since its acquisition in October of 1997, and has served on the Company's Board of Directors since November of 1997. He had served as Managing Director of the acquired company, Data Systems Terminals LTD (DSTL), since 1990, and had been an employee of DSTL since 1984. From 1985 to 1987, Mr. Roberts served as President of Electronic Cash Registers, Inc.
(ECR) in Cincinnati, Ohio. ECR was a wholly owned subsidiary of DSTL, engaged in the distribution of point-of-sale systems for dry cleaning establishments in the United States.

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Bid and asked prices for the Company's common stock (symbol "COMX") have been quoted on the Nasdaq Stock Market since July 1, 1985. Prior to May 11, 1988, the stock was traded on the Nasdaq National Market System and since that time has been traded in the Nasdaq Small Cap Market. The table below shows the high and low closing bid prices for the period indicated as reported by Nasdaq. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                   Bid Prices
                                                   ----------
Year Ended March 31, 1998                   High               Low
-------------------------                   ----               ---

   4/1/1997  -   6/30/1997                  .750              .313
   7/1/1997  -   9/30/1997                 1.063              .563
  10/1/1997  -  12/31/1997                 1.063              .688
   1/1/1998  -   3/31/1998                 1.250              .750

Year Ended March 31, 1999                   High               Low
-------------------------                   ----               ---

   4/1/1998  -   6/30/1998                 1.688              .938
   7/1/1998  -   9/30/1998                 1.188              .719
  10/1/1998  -  12/31/1998                 1.500              .750
   1/1/1999  -   3/31/1999                 3.500              .750

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                  Approximate Number
                                  of Record Holders
Title of Class                    (as of June  18, 1999)
--------------                    ----------------------

Common Stock, $.001 par value            400 (1)

     (1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 8, 1999, the Company issued a warrant (the "Warrant") to Alvin
L. Katz which entitles him to purchase, in the aggregate, up to 120,000 shares of the common stock of the Company, subject to the application of certain anti-dilution provisions set forth in the Warrant. The Warrant was issued by the Company in exchange for certain financial advisory and consulting services to be provided by Mr. Katz to the Company. Mr. Katz will advise the Company in connection with the Company's general financial and operational needs, the market for its securities, potential mergers and acquisitions and other areas in which his expertise would be beneficial to the Company. Mr. Katz will provide an ongoing review of the Company's operations and plans, its status in the financial community and the nature and extent of the market for its currently traded securities.

     The Warrant entitles the holder(s) thereof to purchase (a) 40,000 shares of the common stock at a price of $1.00 per share on or before the February 8, 2001, (b) 40,000 shares of the common stock at a price of $1.50 per share on or before February 8, 2002, and (c) 40,000 shares of the common stock at a price of $3.00 per share on or before February 8, 2002.

     The Warrant was issued by the Company in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The Warrant was issued to one individual as compensation for services provided by said individual to the Company. No offer of the securities was made by the Company to any other person.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information is contained in the Item 1 section of this Form 10-KSB under BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS..

LIQUIDITY

     As of March 31, 1999, the Company had current assets of $3,877,542, including cash, and cash equivalents of $483,917, as compared to $3,311,888 and $313,617, respectively, as of March 31, 1998. The Company had current liabilities of $1,687,809 resulting in a current ratio of 2.3 as of March 31, 1999, compared to $1,441,530 and 2.3, respectively, as of March 31, 1998.

     The Company reported net income of $333,430 during fiscal year 1999. The Company has net operating loss carryforwards of approximately $2,850,000 for federal income tax purposes, which do not begin to expire until 2004, and tax credit carryforwards of approximately $148,000.

     Cash and cash equivalents increased by $170,300 during fiscal year 1999, as operating activities generated $103,046 of cash. Inventories increased during fiscal year 1999 by $76,778, net of reserves. This slight increase, when evaluated in conjunction with the 30% increase in net sales over the prior fiscal year, is a result of the strategic direction of the Company's manufacturing program. As the Company's proprietary product lines, the Sprint and SuperSprint, are being gradually phased out, these products are being replaced by the open architecture PCS-5000 product series. The hardware utilized with the PCS-5000 is configured principally with completed circuit boards and assemblies which are generally available, often with off-the-shelf delivery to the Company. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, such as the Sprint and SuperSprint, while maintaining the same delivery schedule, at comparable sales levels. In addition, the Company is continuously evaluating the outsourcing of key products, in addition to subassemblies. The iTP product of the Company is manufactured to the Company's specifications by CDS Commercial Data Systems, in Taiwan, and sold in conjunction with the software for the PCS-5000 series. The integrated touch entry terminals which comprise the iTP series are received as essentially complete products, with the Company providing final assembly of optional components such as hard disk drives, customer displays and magnetic card reader assemblies.

     Accounts receivable increased during the 1999 fiscal year by $331,941, net of reserves. The 19% increase in receivables is largely a result of the 30% increase in net sales. The Company extends terms to its U.S. dealer network of up to sixty days, terms of thirty to sixty days to its direct customers through the Atlanta district office and terms of thirty to ninety days through Comtrex U.K.. Accounts payable decreased by $143,296 during fiscal year 1999, funded by borrowings under the Company's line of credit of $301,000 as of March 31, 1999. During the 1999 fiscal year, depreciation and amortization contributed $195,938 to cash provided by operating activities. The Company recorded a non-cash expense of $26,424 in conjunction with the issuance of warrants and non-qualified stock options, which also contributed to cash provided by operating activities during fiscal year 1999.

     Investing activities consumed $196,133 of cash during fiscal year, including capitalized software development expenses of $102,453 and purchases of property and equipment of $94,687. Financing activities provided $263,387 of cash during the fiscal year ended March 31, 1999, which included the $301,000 outstanding on the Company's line of credit. Payments in the amounts of $32,500 and $12,913 were made against the Promissory Note issued in conjunction with the acquisition of the U.K. subsidiary and the mortgage note against the U.K. land and building, respectively. A positive impact on financing activities was the exercise of options, which generated $7,800 in cash.

     Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the fiscal year ended March 31, 1999, these adjustments resulted in negative impact of $25,882 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a currency translation adjustment in the calculation of shareholders' equity, resulting in contributions to shareholders' equity of $9,030 and $34,912 as of March 31, 1999 and March 31, 1998, respectively.

     In March of 1999, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, renewed its line of credit agreement with Barclays Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on March 30, 2000. Borrowings bear interest at the rate of three percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

     In October of 1997, the Company and Fleet Bank N.A. extended an existing line of credit agreement through July of 1998. The agreement provides for borrowings of up to $750,000, with a limitation depending on eligible receivables, as defined in the agreement. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company.

     In June of 1998, the Company and PNC Bank N.A. entered into a $700,000 credit facility scheduled to expire on July 31, 1999. The agreement provides for borrowings of up to $650,000, and for the issuance by the bank of up to $50,000 of Irrevocable Letters of Credit. Borrowings bear interest at the bank's prime rate and are collateralized by substantially all assets of the Company. This line of credit replaced the credit facility with Fleet Bank N.A. The facility with PNC Bank N.A. contains no provisions limiting the borrowings amount depending on eligible receivables, such as were contained in the agreement with Fleet Bank N.A.

     In June of 1999, the Company and PNC Bank N.A. extended the existing credit facility through September 30, 1999 and increased the credit facility to $1,050,000. The increase provides for borrowings of up to $650,000, and for the issuance by the bank of up to $400,000 of Irrevocable Letters of Credit. The remaining terms and provisions of the facility remained the same. The Company anticipates that this line of credit will be extended through September 30, 2000 prior to September 30, 1999.

     The Company borrowed under its line of credit at various times during the fiscal year for short term cash requirements, and borrowings of $301,000 were outstanding as of March 31, 1999. The Company would expect to continue to utilize the credit facility with PNC Bank N.A. from time to time for short term cash requirements.

     As of March 31, 1999, the Company had no material commitments for capital expenditures. The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate working capital to finance its projected operations for the coming fiscal year.

RESULTS OF OPERATIONS

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

     Net sales during fiscal year 1999 increased by 30%, to $8,299,591, as compared with corresponding sales of $6,382,948 during fiscal year 1998. The Company reported net income of $333,430, or $.09 per share, for the fiscal year ended March 31, 1999, as compared with net income of $241,399, or $.07 per share, for the prior fiscal year. Company results for fiscal year 1998 consolidate the operations of the Company's U.K. subsidiary, which was acquired as of October 2, 1997, for the second two quarters of the fiscal year. A primary contributing factor to the increase in sales for fiscal year 1999 was the U.K. acquisition, and the resulting consolidation of sales during the entire 1999 fiscal year. Note 9 to the Notes to Consolidated Financial Statements provides segment information relating to the two reportable segments of the Company, the United States and the United Kingdom.

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

     Administrative expenses increased from $883,759 in fiscal year 1998 to $1,143,496 for the current fiscal year, while remaining constant at 14% when expressed as a percentage of sales. Sales, marketing and customer support expenses increased from $1,288,821, or 20% of sales, during fiscal year 1998, to $2,043,303, or 25% of sales, during fiscal year 1999. Substantially all of the operating activities of Comtrex U.K., like the Company's District Office in Atlanta, relate to the direct sale, installation and service of products to end-users. The selling and customer support expense required for such direct sales activities generally represents a higher percentage of sales than is associated with sales through a dealer or distribution channel. The consolidation of the results of operation for Comtrex U.K. for the full 1999 fiscal year, as compared to the last two quarters of fiscal year 1988, is the primary reason for the increase in such expenses both in absolute dollars and when expressed as a percentage of sales.

     Cost of sales decreased during the most recent fiscal year, from 56% of net sales, for fiscal year 1998, to 52% of net sales, for the most recent fiscal year. The significant reduction in cost of sales and increase in gross margin is a result of the consolidation of sales of Comtrex U.K. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation and implementation services. Such service related revenue is at a greater gross margin than product sales. The market for the Company's products is extremely competitive, and the Company continues to experience gross margin pressure on its products and service offerings in all of its distribution channels. The Company has been successful in increasing its sales through its higher margin, direct, distribution channels. However, the there can be no assurance that this continued competitive pressure will not cause future declines in the Company's overall gross margin.

     International sales continued to account for greater than 50% of the Company's net sales, rising from $4,021,723, or 63% of sales, to $5,729,776, or 69% of sales, for fiscal years 1999 and 1998, respectively. A primary factor in this increase was the consolidation of sales with the Company's U.K. subsidiary for the full 1999 fiscal year as compared to the second half of fiscal year 1998. In addition, sales to the Company's French distributor, Restaurant Data Systems (RDS) approximately doubled during fiscal year 1999 to $1,196,951. In July of 1997, RDS and Comtrex began a development, evaluation and trial implementation of the PCS-5000 with Quick Restaurants N.V. in twelve stores in France and Holland. This process resulted in the PCS-5000 being selected as the sole approved POS system for new openings and store retrofits of this Belgian operator of quick service hamburger restaurants. During fiscal year 1999, RDS installed approximately fifty additional Quick locations with the PCS-5000 system.

     As of June 18, 1999, the Company's consolidated backlog was approximately $956,770, as compared with a backlog of $1,053,670 as of June 19, 1998. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the next ninety (90) days.


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

     The primary customer base of the Company's Atlanta District Office is represented by quick service food restaurants. A customer preference for open architecture systems, when compared with the Company's proprietary Sprint product line, began to gradually impair sales beginning in the middle of fiscal year 1997. As a result of product development specifically for the quick service industry, with the Company's open architecture PCS-5000 series, the Atlanta office began to successfully secure several new customers in the third and fourth quarters of fiscal year 1998. In addition, the District Office began a program to upgrade and implement new store installations with existing customers with the PCS-5000.

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

     Cost of sales decreased during fiscal year 1998, from 62% of net sales, for fiscal year 1997, to 56% of net sales. The significant reduction in cost of sales and increase in gross margin was a result of the consolidation of sales of Comtrex U.K. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation and implementation services. Such service related revenue is at a greater gross margin than product sales.

     International sales increased dramatically from $1,846,275, or 34% of sales, during fiscal year 1997, to $4,021,723, or 63% of sales, in fiscal year 1998. A primary factor in this increase was the consolidation of sales with the Company's U.K. subsidiary. In addition, sales to the Company's French distributor, Restaurant Data Systems (RDS) increased by approximately $475,000. RDS, introduced the PCS-5000 product in France during the fourth quarter of the fiscal year 1997, primarily to a quick service restaurant customer base. During the 1998 fiscal year, RDS successfully implemented the PCS-5000 product in over one hundred Courte Paille locations, a family dining restaurant chain which is part of the restaurant division of the Accor Group. In July of 1997, RDS and Comtrex began a development, evaluation and trial implementation of the PCS-5000 with Quick Restaurants N.V. in twelve stores in France and Holland. This process resulted in the PCS-5000 being selected as the sole approved POS system for new openings and store retrofits of this Belgian operator of quick service hamburger restaurants.

     As of June 19, 1998, the Company's consolidated backlog was approximately $1,053,670 as compared with a backlog of $295,000 on June 20, 1997.


Year 2000

     The Company is currently in the process of performing a review of its business systems, and is querying its customers, vendors and resellers with respect to Year 2000 compliancy issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

     In 1998, the Company formed a Year 2000 project team with representatives from the engineering, operations and administrative departments of the Company. The group analyzed each of the following three sets of issues: (i) Year 2000 compliance issues with respect to Company internal information systems; (ii) Year 2000 compliance issues with respect to the information systems of certain key Company vendors and suppliers; and (iii) Year 2000 compliance issues with respect to Company products that the Company sells and licenses to its worldwide customer base.

Year 2000 Compliance Issues with respect to Company Internal Information Systems

     The primary internal information and accounting system of the Company was deemed to not be Year 2000 compliant. Accordingly the Company has contracted for a complete system upgrade of this system from its current supplier, which is scheduled to be completed by August of 1999. The Company has received assurances from its supplier that the database of its existing system will be readily exported to the new database, and that there will be minimal interruption to the ongoing accounting activities of the Company. The two systems are scheduled to run in parallel for approximately one month. As part of this implementation, the Company required certification that the software version to which it was upgrading was, in fact, Year 2000 compliant, which certification has been provided.

     The accounting system for the Company's wholly-owned subsidiary, Comtrex U.K., was also deemed to not be Year 2000 compliant. Accordingly the Company, in 1998, contracted for a complete system upgrade of this system from its current supplier, which was completed in 1998, with minimal disruption to the ongoing accounting activities of the subsidiary. As part of the implementation, Comtrex U.K. required certification that the software version to which it was upgrading was, in fact, Year 2000 compliant, which certification was provided.

     The accounting system utilized in the Company's District Office in Atlanta, and the system which will be utilized in its District Office in Michigan have been certified by the supplier to be Year 2000 compliant.

Year 2000 Compliance Issues with respect to the Information Systems of Certain Key Company Vendors and Suppliers

     In addition to internal Year 2000 activities and the review and remediation of the Company's internal information systems, the Company is in contact with its key suppliers and vendors to assess their compliance. The Company has received, to date, certain assurances from these suppliers and vendors that any Year 2000 issues from which they suffer will not materially adversely affect the products and services provided to the Company. There can, however, be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its current and future actions with suppliers will minimize these risks.

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

     Finally, the Company is currently in the process of completing the testing of its existing product offerings. The testing includes an analysis of both standard products, currently offered, and all custom products that have been offered or developed since 1995, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material.

Year 2000 Compliance Costs

     Through fiscal year 1999, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expenses as incurred. All of these costs are being funded through operating cash flows. To the extent that hardware upgrades of certain of the Company's computer systems have been or will be required, these expenses will be charged to capital equipment expenditures.

     The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during calendar year 1999, with major completion milestones being targeted for the third quarter of calendar year 1999. In the event that the Company determines that it may fail to achieve these milestones, additional internal resources will be focused on completing these projects or developing contingency plans.

     Based on preliminary reviews from presently available information, it is believed that the additional costs of addressing potential problems are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources. However, if the Company, its large customers, or significant suppliers are unable to resolve such processing issues in a timely manner, it could have a material impact on the results of operations, liquidity or capital resources of the Company.

Item 7. Financial Statements

        See Item 13 (a) in Part III of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     Information regarding the Directors of the Company and the compliance of the Company's Directors and Executive Officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10. Executive Compensation

     Incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements (included in this report):

      Independent Auditors' Report
      Auditors' Report to the Members of Comtrex Systems Corporation Limited Consolidated Balance Sheets at March 31, 1999 and 1998
      Consolidated Statements of Operations for the years ended March 31, 1999,
        1998 and 1997
      Consolidated Statements of Shareholders' Equity for the years ended
        March 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flow for the years ended March 31, 1999,
        1998 and 1997
      Notes to Financial Statements

(a)2. Financial Statement Schedules (included in this report):

      VIII. Valuation and Qualifying Accounts for the years ended March 31, 1999, 1998 and 1997

     All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3. Exhibits Filed Pursuant to Item 601 of Regulation S-B:

3.1*(b)   Certificate of Incorporation, as amended, of the Company

3.2*(b)   By-Laws, as amended, of the Company

4.1*(b)   Specimen Common Stock Share Certificate

4.2*(g) Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to Norman and Shirley Roberts

4.3*(g) Promissory note, in the original principal amount of $65,000 (the "Note"), delivered by the Company to Norman Roberts and Shirley Roberts

4.4*(a) Warrant to Purchase Shares of Common Stock from Comtrex Systems Corporation and Exhibit A (Registration Rights Declaration), dated February 8, 1999, issued to Alvin L. Katz

10.1*(c)  1985 Employee Incentive Stock Option Plan of the Company

10.2*(c)  1985 Non-Qualified Stock Option Plan of the Company

10.3*(d)  1992 Non-Qualified Stock Option Plan of the Company

10.4*(e)  1995 Employee Incentive Stock Option Plan of the Company

10.5*(f) Stock Purchase Agreement, dated October 2, 1997, between the Company, Norman Roberts, Shirley Roberts and Steven Roberts

10.6*(g) Working Cash Line of Credit Agreement between the Company and PNC Bank N.A. dated June 12, 1998.

10.7*(g) Security Agreement dated June 12, 1998, delivered by the Company to PNC Bank N.A.

10.8*(g) Loan Agreement (Business Overdraft Facility) between Comtrex Systems Corporation LTD and Barclays Bank PLC dated March 30, 1998

10.9*(g) Security Agreement (Debenture), dated March 30, 1998, delivered by Comtrex Systems Corporation LTD to Barclays Bank PLC

10.10*(a) Comtrex Systems Corporation 1999 Stock Option Plan

10.11*(a) Financial Advisory Agreement, dated February 8, 1999, between Comtrex
          Systems Corporation and Alvin L. Katz

21.1*(a)  Subsidiaries of the Company

23.1*(a)  Consent of Drucker, Math & Whitman, P.C.

24.1*(a)  Powers of Attorney

27  *(a)  Financial Data Schedules

-----------------
*(a)     Filed herewith.

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

*(g) Incorporated by reference to the exhibits to the Company's Form 10KSB filed with the Securities and Exchange Commission on June 29, 1998.

b.        Reports on Form 8-K

          During the fourth quarter of the year ended March 31, 1999, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                          Independent Auditors' Report


Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey


We have audited the accompanying consolidated balance sheets of Comtrex Systems Corporation (a Delaware corporation) and subsidiary ("Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Comtrex Systems Corporation Limited (a corporation formed under the laws of England) ("Comtrex UK"), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 36 percent and 45 percent, respectively, of the related consolidated totals for 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtrex UK, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation and subsidiary as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 1999 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 1999, 1998 and 1997 listed under Items 13 (a) 2. In our opinion, based on our audit and the report of the other auditors, the financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                                 DRUCKER,  MATH & WHITMAN,  P.C.


North Brunswick, New Jersey
June 24, 1999

                       AUDITORS' REPORT TO THE MEMBERS OF
                       COMTREX SYSTEMS CORPORATION LIMITED
                             YEAR TO MARCH 31, 1999




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

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Boards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the company as at 31 March 1999 and of its profit and cash flows for the period then ended and have been properly prepared in accordance with United States generally accepted accounting principles.


Date: 25, June 1999                                      ROTHMAN PANTALL & CO
                                                         Chartered Accountants &
                                                          Registered Auditors
                                                         Clareville House
                                                         26/27 Oxendon Street
                                                         London  SW1Y 4EP

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  March 31,
                                                       ------------------------------
                                                           1999               1998
                                                       ----------         -----------
Current assets:

 Cash and cash equivalents                             $  483,917         $  313,617
 Accounts receivable, net of reserve
  of $108,010 in 1999 and $131,488 in 1998              2,043,095          1,711,154
 Inventories                                            1,257,561          1,180,783
 Prepaid expenses and other                                92,969            106,334
                                                       ----------         ----------
    Total current assets                                3,877,542          3,311,888
                                                       ----------         ----------


Property and equipment:

 Land                                                     156,244            156,244
 Building                                                 312,656            312,656
 Machinery, equipment and furniture                     1,512,563          1,426,107
                                                       ----------         ----------
                                                        1,981,463          1,895,007
 Less accumulated depreciation                         (1,251,243)        (1,141,929)
                                                       ----------         ----------

    Net property and equipment                            730,220            753,078
                                                       ----------         ----------


Other assets:

 Software development costs, net of amortization          354,864            309,569
 Goodwill, net of amortization                            406,998            428,998
                                                       ----------         ----------

                                                          761,862            738,567
                                                       ----------         ----------


                                                       $5,369,624         $4,803,533
                                                       ==========         ==========





                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  March 31,
                                                       ------------------------------
                                                           1999               1998
                                                       ----------         -----------
Current liabilities:

 Bank loan, line of credit                            $  301,000         $        -
 Accounts payable                                        699,056            842,352
 Current portion of long-term debt                        64,086             56,136
 Note payable                                                -               32,500
 Income and V.A.T payable                                146,234                  -
 Accrued expenses:
    Payroll                                               22,050             87,904
    Other                                                 59,982            112,767
 Deferred income                                         389,753            277,970
 Customer deposits                                         5,648             31,901
                                                      ----------         ----------

    Total current liabilities                          1,687,809          1,441,530
                                                      ----------         ----------

 Deferred income taxes                                     9,321             10,418
                                                      ----------         ----------

 Long-term debt, net of current portion                  575,700            596,563
                                                      ----------         ----------

    Total liabilities                                  2,272,830          2,048,511
                                                      ----------         ----------

Commitments and contingency


Shareholders' equity:

 Preferred stock, $1 par value, 1,000,000 shares
  authorized, none outstanding                                 -                  -
 Common stock, $.001 par value, 5,000,000 shares
  authorized, 3,593,572 and 3,583,572 shares issued and
  outstanding March 31, 1999 and 1998, respectively        3,594              3,584
 Additional paid-in capital                            5,591,306          5,557,092
 Foreign currency translation adjustments                  9,030             34,912
 Accumulated deficit                                  (2,507,136)        (2,840,566)
                                                      ----------         ----------

    Total shareholders' equity                         3,096,794          2,755,022
                                                      ----------         ----------

                                                      $5,369,624         $4,803,533
                                                      ==========         ==========



                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                            1999                   1998                   1997
                                         ----------             ----------             ----------
Net sales                                $8,299,591             $6,382,948             $5,430,221
                                         ----------             ----------             ----------

Costs, expenses, and other:
 Cost of sales                            4,330,906              3,562,600              3,366,509
 Administrative                           1,143,496                883,759                681,859
 Research and development                   154,845                193,684                131,258
 Sales and marketing                        804,486                634,137                744,075
 Customer support                         1,238,817                654,684                463,840
 Depreciation and amortization              195,938                157,716                139,801
 Interest expense (income), net              59,710                 45,276                 (8,104)
                                         ----------             ----------             ----------

                                          7,928,198              6,131,856              5,519,238
                                         ----------             ----------             ----------

Income (loss) before income taxes           371,393                251,092                (89,017)

Provision for income taxes                   37,963                  9,693                      -
                                         ----------             ----------             ----------

Net income (loss)                        $  333,430             $  241,399            ($   89,017)
                                         ==========             ==========             ==========
Per share basis:

 Basic:
  Net income (loss)                      $      .09             $      .07             $     (.03)
                                         ==========             ==========             ==========
 Diluted:
  Net income (loss)                      $      .09             $      .07             $     (.03)
                                         ==========             ==========             ==========




                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                     Common Stock                              Foreign
                                --------------------         Additional        currency                                   Total
                                  Shares                      paid-in         translation         Accumulated          shareholders'
                                  issued      Amount          capital         adjustments           deficit               equity
                                ---------     ------         ----------       -----------         -----------          -------------
Balance, March 31,
 1996                           3,164,022     $3,165         $5,315,970                           ($2,992,948)          $2,326,187

Net loss                                -          -                  -                               (89,017)             (89,017)
                                ---------     ------         ----------                            ----------           ----------
Balance, March 31,
  1997                          3,164,022      3,165          5,315,970                            (3,081,965)           2,237,170

Issuance of
 common stock,
 exercise of options               19,550         19              7,922                                                      7,941

Issuance of
 common stock,
 purchase of
 subsidiary                       400,000        400            233,200                                                    233,600

Currency translation                                                            $34,912                                     34,912
 adjustment

Net income                                                                                            241,399              241,399
                                ---------     ------         ----------         -------            ----------           ----------

Balance, March 31,
 1998                           3,583,572      3,584          5,557,092          34,912            (2,840,566)           2,755,022

Issuance of
 common stock,
 exercise of options               10,000         10              7,790                                                      7,800

Issuance of warrants
 for service                                                     26,424                                                     26,424

Currency translation                                                            (25,882)                                   (25,882)
 adjustment

Net income                                                                                            333,430              333,430
                                ---------     ------         ----------         -------            ----------           ----------

Balance, March 31,
 1999                           3,593,572     $3,594         $5,591,306         $ 9,030           ($2,507,136)          $3,096,794
                                =========     ======         ==========         =======            ==========           ==========




                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                 1999                   1998                   1997
                                                               --------               --------              ---------
Cash flows from operating activities:
 Net income (loss)                                             $333,430               $241,399              ($89,017)
 Adjustments to reconcile to
  net cash provided by operating activities:
   Depreciation and amortization                                195,938                157,716               139,801
   Provisions for (recovery of)
    losses on accounts receivable                                (9,472)               (57,217)               51,664
   Provisions for (recovery of) losses on inventories            50,848                (37,920)              120,232
   Foreign currency translation adjustments                     (25,882)                (2,278)                    -
   Loss on sale of fixed assets                                   3,554                      -                     -
   Warrants issued for services                                  26,424                      -                     -
Changes in assets and liabilities:
   Certificate of deposit                                             -                100,000                     -
   Accounts receivable                                         (322,469)              (188,602)               27,512
   Inventories                                                 (127,626)               246,532              (274,585)
   Prepaid expenses and other                                     9,569                 20,386                17,277
   Accounts payable                                            (143,296)               (32,771)              150,106
   Accrued expenses and other                                       245                 (4,807)               13,328
   Deferred income                                              111,783                      -                     -
                                                               --------               --------              --------
    Net cash provided by operating activities                   103,046                442,438               156,318
                                                               --------               --------              --------

Cash flows from investing activities:
   Purchases of property and equipment                          (94,687)               (36,304)              (94,549)
   Software development costs                                  (102,453)               (37,538)             (137,049)
   Proceeds from disposals of fixed assets                        1,007                  7,472                     -
   Cost of acquiring subsidiary                                       -                (82,604)                    -
   Cash overdraft of subsidiary at date acquired                      -                (81,582)                    -
                                                               --------               --------              --------
    Net cash used in investing activities                      (196,133)              (230,556)             (231,598)
                                                               --------               --------              --------

Cash flows from financing activities:
   Proceeds from borrowings under line of credit, net           301,000                      -                     -
   Repayments on notes payable                                  (32,500)               (32,500)                    -
   Repayments on debt                                           (12,913)               (16,592)                    -
   Proceeds from issuing equity securities                        7,800                  7,941                     -
                                                               --------               --------              --------
    Net cash provided (used)  by financing activities           263,387                (41,151)                    -
                                                               --------               --------              --------

    Net increase (decrease) in cash                             170,300                170,731               (75,280)

Cash and cash equivalents, beginning of year                    313,617                142,886               218,166
                                                               --------               --------              --------

Cash and cash equivalents, end of year                         $483,917               $313,617              $142,886
                                                               ========               ========              ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                      $ 59,710               $ 38,321              $  3,954
                                                               ========               ========              ========
   Cash paid during the year for income taxes                  $ 12,500               $ 26,600              $      -
                                                               ========               ========              ========

Non-cash financing activity: In fiscal year 1998, the Company purchased all of the capital stock of its subsidiary; see Note 2 for debt issued. In connection with the acquisition, debt of the subsidiary approximating $369,000 was assumed.


                       See notes to financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

   Software development costs and amortization:

   Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $57,158, $65,740, and $33,103, for the years ended March 31, 1999, 1998, and 1997, respectively. Accumulated amortization was $621,129 and $563,971 at March 31, 1999 and 1998, respectively.

   Goodwill:

   Goodwill represents the cost in excess of net assets acquired related to Comtrex's acquisition of its subsidiary. Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization was $33,000 and $11,000 at March 31, 1999 and 1998, respectively. Goodwill is periodically reviewed by the Company for impairment to determine if the fair value is less than the carrying value.

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

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

   Reclassifications:

   Reclassifications have been made to the consolidated financial statements as of March 31, 1998 to conform to the presentation as of March 31, 1999. The reclassifications have no effect on financial position or results of operations.

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

   c) A Promissory note, in the amount of $65,000 ("Note"). The Note was paid in full by March 31, 1999.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

3. INVENTORIES:

                                                       1999              1998
                                                   ----------        ----------
   Raw materials                                   $  837,922        $  706,342
   Work-in-process                                     65,431            91,398
   Finished goods                                     431,430           443,467
   Reserve for excess and obsolete inventory          (77,222)          (60,424)
                                                   ----------        ----------
                                                   $1,257,561        $1,180,783
                                                   ==========        ==========
4. SIGNIFICANT CUSTOMERS:

   The customers listed below accounted for a significant portion of sales and receivables:

                                % of Sales                    % of Receivables
                         Fiscal Year Ended March 31,           as of March 31,
                        ------------------------------        -----------------
                        1999         1998         1997        1999         1998
                        ----         ----         ----        ----         ----

   Customer "A"          15%          10%          3%          32%          23%
   Customer "B"          17%          10%           -          15%          20%


   Customers "A" and "B" are foreign corporations.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


5. LONG-TERM DEBT:

                                                                      1999                   1998
                                                                    --------               --------
Convertible debenture, issued in connection
    with acquisition of subsidiary. See Note 2(b).                  $300,000               $300,000

    Note payable, bank, due 2016, paid in monthly
    installments of $3,125 which includes interest.
    Interest is the bank's base prime rate plus
    2 percent. The bank's base rate was 5.5 percent
    at March 31, 1999. Substantially all assets of
    the subsidiary serve as collateral.                              305,001                311,743

    Notes payable, financial companies, due from 2000
    to 2002, payable in monthly installments of $2,403 which
    includes interest ranging from 5 to 11.5 percent.
    Secured by certain assets financed.                               34,785                 40,956
                                                                    --------               --------
                                                                     639,786                652,699

    Less current portion                                              64,086                 56,136
                                                                    --------               --------

                                                                    $575,700               $596,563
                                                                    ========               ========

    Payable as follows, assuming no conversion of convertible debenture:

      2000                                                          $ 64,086
      2001                                                            67,524
      2002                                                           140,675
      2003                                                           137,500
    thereafter                                                       230,001


6. STOCK OPTION PLANS / WARRANTS:

   1985 Employee incentive stock option plan:

   During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 400,000. The plan provided for the granting of options to officers and other key employees. Outstanding options have a weighted average remaining contract life of .9 years at March 31, 1999. Through March 31, 1996, 252,000 options were exercised and 98,000 expired. Following is a summary of activity:

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


6. STOCK OPTION PLANS/WARRANTS: (continued)

                                                             Outstanding Options
                                                  ------------------------------------------
                                                    Number       Price Range          Total
                                                  --------      ------------         -------
Balance, March 31, 1996                            50,000       $.81 - $1.06          45,800
     Forfeited                                    (35,000)       .81 -  1.06         (33,500)
                                                   ------       ------------         -------
Balance, March 31, 1997 and 1998                   15,000        .81 -   .84          12,300
     Forfeited                                     (5,000)               .84          (4,200)
                                                   ------       ------------         -------

Balance March 31,1999                              10,000       $.81                 $ 8,100
                                                   ======       ============         =======

   1992 Nonqualified stock option plan:

   This plan was instituted in fiscal year 1993, and provides for options for 150,000 shares. Options are exercisable at any time for a period of five years from date of grant. Outstanding options have a weighted average remaining contract life of 2.3 years at March 31, 1999. Following is a summary of activity:

                                                             Outstanding Options
                                    Available      ------------------------------------
                                    for Grant      Number      Price Range       Total
                                    ---------      ------     ------------      -------
Balance, March 31, 1996              87,000        63,000     $.81 - $1.75      $74,340
     Granted                        (32,000)       32,000      .59 -   .63       19,680
                                     ------        ------     ------------      -------
Balance, March 31, 1997              55,000        95,000      .59 -  1.75       94,020
     Granted                        (14,000)       14,000              .44        6,160
     Forfeited                       27,000       (27,000)     .88 -  1.50      (33,060)
                                     ------        ------     ------------      -------

Balance, March 31, 1998              68,000        82,000      .44 -  1.75       67,120
     Granted                        (14,000)       14,000             1.00       14,000
     Forfeited                        4,000        (4,000)             .88       (3,520)
     Exercised                            -        (8,000)             .88       (7,040)
                                     ------        ------     ------------      -------
Balance, March 31, 1999              58,000        84,000     $.44 - $1.75      $70,560
                                     ======        ======     ============      =======

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


6. STOCK OPTION PLANS / WARRANTS: (continued)

   1995 Employee incentive stock option plan:

   During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 250,000 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. Outstanding options have a weighted average remaining contract life of 3.0 years at March 31, 1999. Following is a summary of activity:

                                                            Outstanding Options
                                   Available     -------------------------------------
                                   for Grant       Number      Price Range       Total
                                   ---------      -------     ------------      -------
Balance, March 31, 1996             197,000        53,000             $.63      $33,390

     Granted                        (15,000)       15,000              .63        9,450
     Forfeited                       35,000       (35,000)             .63      (22,050)
                                    -------       -------      -----------      -------
Balance, March 31, 1997             217,000        33,000              .63       20,790

     Granted                       (105,000)      105,000       .38 -  .88       59,600
     Forfeited                        4,000        (4,000)             .63       (2,520)
     Exercised                            -       (19,550)      .38 -  .63       (7,942)
                                    -------       -------      -----------      -------

Balance, March 31, 1998             116,000       114,450       .38 -  .88       69,928

     Forfeited                       28,000       (28,000)      .38 -  .88      (23,340)
     Exercised                            -        (2,000)             .38         (760)
                                    -------       -------      -----------      -------

Balance, March 31, 1999             144,000        84,450      $.38 - $.69      $45,828
                                    =======       =======      ===========      =======

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

   Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed as indicated:

                                        1999            1998             1997
                                      --------        --------         --------
   Net income (loss) as reported      $333,430        $241,399         $(89,017)
                                      ========        ========         ========
   Pro forma                          $330,866        $168,124         $(93,026)
                                      ========        ========         ========

   Income (loss) per share:
    Basic, as reported                $    .09        $    .07         $   (.03)
                                      ========        ========         ========
    Basic, Pro forma                  $    .09        $    .05         $   (.03)
                                      ========        ========         ========
    Diluted, as reported              $    .09        $    .07         $   (.03)
                                      ========        ========         ========
    Diluted, Pro forma                $    .09        $    .05         $   (.03)
                                      ========        ========         ========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


6. STOCK OPTION PLANS / WARRANTS: (continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 90% and a risk-free interest rate of 6.0%.

   Warrants:

   In February, 1999, warrants to purchase 120,000 shares of common stock were issued in exchange for consulting services valued at $20,000. The warrants were exercisable upon issuance as follows:

   40,000 warrants, $1.00 per share, expires February 9, 2001
   40,000 warrants, $1.50 per share, expires February 9, 2002
   40,000 warrants, $3.00 per share, expires February 9, 2002

7. INCOME TAXES:

   The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,850,000 (which begin to expire in 2004). Such loss carryforwards result in deferred tax assets of approximately $1,140,000, which has been offset by a valuation allowance of equal amount. During the year ended March 31, 1999, the valuation account was reduced by $100,000.

   The components of the provision for income taxes consist of:


                                                   1999            1998             1997
                                                --------         -------          -------
   Current provision, foreign                   $ 37,963         $ 9,693          $   -
   Current provision, U.S.                       100,000          84,416              -
   Utilization of loss carryforwards            (100,000)        (84,416)             -
                                                --------         -------          -------
                                                $ 37,963         $ 9,693          $   -
                                                ========         =======          =======

   A reconciliation of the reported amount of provision for income taxes to the amount that would result from applying domestic federal statutory tax rates (34%) to pretax income follows:

                                                         1999            1998
                                                      ---------        --------
   Income tax provision at U.S. statutory rate        $126,274         $85,371
   International rate differences                      (17,756)         (4,247)
   Utilization of loss carryforwards at 34%            (85,000)        (72,000)
   Other                                                14,445             569
                                                      --------         -------
                                                      $ 37,963         $ 9,693
                                                      ========         =======

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


8. COMMITMENTS AND CONTINGENCY:

   The Company leases certain property under operating leases which expire through the fiscal year ending 2004. Rent expense was approximately $327,000, $285,000 and $160,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Rental commitments under noncancelable operating leases for the years ending March 31, are as follows: 2000, $296,000; 2001, $294,000; 2002,
$243,000; 2003, $96,000; 2004, $19,000.

   The Company maintains a 401(k) plan ("Plan") in which substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2% of the employee's earnings. The Company's subsidiary in England maintains a defined contribution plan ("U.K. Plan") in which substantially all employees may participate, subject to invitation by that entity's Directors. Under the U.K. Plan, Comtrex UK is committed to fund $15,000 annually for certain executive employees plus three percent of salaries for other participants. The Company's contributions to both plans aggregated $33,000, $31,000 and $14,000 in the fiscal years ending March 31, 1999, 1998 and 1997, respectively.

9. SEGMENT INFORMATION:

   The Company adopted Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended March 31, 1999. The Company has two reportable segments: the United States and the United Kingdom.


                                                    1999             1998             1997
                                                ----------       ----------       ----------
Net sales:
 United States, domestic                        $3,450,966       $2,361,225       $3,583,946
 United States, export                           1,979,661        2,717,651        1,846,275
 United Kingdom*                                 3,750,115        1,780,170                -
 Transfers between segments                       (881,151)        (476,098)               -
                                                ----------       ----------       ----------
  Net sales                                     $8,299,591       $6,382,948       $5,430,221
                                                ==========       ==========       ==========

Income (loss) before income taxes:
 United States                                    $224,065         $211,040         ($89,017)
 United Kingdom*                                   163,878           41,491                -
 Corporate                                         (16,550)          (1,439)               -
                                                ----------       ----------       ----------
  Income (loss) before income taxes               $371,393        ($251,092)        ($89,017)
                                                ==========       ==========       ==========


*Subsidiary acquired October 2, 1997

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


9. SEGMENT INFORMATION: (continued)


                                         1999                  1998                  1997
                                     ----------            ----------            ----------
Depreciation and amortization:
 United States                       $  114,581            $  123,538            $  139,801
 United Kingdom*                         52,957                19,978                     -
 Corporate                               28,400                14,200                     -
                                     ----------            ----------            ----------
                                     $  195,938            $  157,716            $  139,801
                                     ==========            ==========            ==========

Identifiable assets:
 United States                       $3,437,205            $3,017,826            $2,943,211
 United Kingdom*                      2,062,349             1,856,899                     -
 Corporate                              406,998               428,998                     -
 Eliminations                          (536,928)             (500,190)                    -
                                     ----------            ----------            ----------

  Total assets                       $5,369,624            $4,803,533            $2,943,211
                                     ==========            ==========            ==========


Long lived assets:
 United States                       $  122,568            $  122,687            $  147,549
 United Kingdom*                        607,652               630,391                     -
                                     ----------            ----------            ----------

                                     $  730,220            $  753,078            $  147,549
                                     ==========            ==========            ==========


* Subsidiary acquired October 2, 1997

10. PER SHARE INFORMATION:

    A reconciliation of the average number of common shares outstanding used in the basic and diluted computations follows:

                                                     Average Common Shares Outstanding
                                                  ---------------------------------------
                                                     1999           1998          1997
                                                  ---------      ---------      ---------
  Basic                                           3,590,405      3,375,130      3,164,022
  Diluted effect of stock options                    75,501         42,751              -
  Diluted effect of convertible debenture           300,000        150,000              -
                                                  ---------      ---------      ---------
    Diluted                                       3,965,906      3,567,881      3,164,022
                                                  =========      =========      =========

    For purposes of computing diluted per share data in 1999 and 1998, $24,000 and $12,000, respectively, of interest related to the convertible debenture was added to net income.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


11. BANK LOAN, LINE OF CREDIT:

    At March 31, 1999, the Company was advanced $301,000 against a line of credit facility of $650,000. The loan bears interest at the bank's prime rate (7.75 percent at March 31, 1999) and is collateralized by substantially all domestic assets of the Company. See Note 13 regarding renewal of line of credit.

12. COMPREHENSIVE INCOME:

    The Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income", in the fiscal year ended March 31, 1999. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $307,548, $276,311 and ($89,017) for fiscal years 1999, 1998 and 1997, respectively.

13. SUBSEQUENT EVENTS:

    Renewal of line of credit:

    In June, 1999, the Company and a bank entered into a line of credit agreement. This agreement renewed a line of credit agreement that existed as of March 31, 1999 with the same bank. The new agreement provides for borrowings of up to $650,000, and a letter of credit facility of $400,000. The agreement expires on September 30, 1999. Loans bear interest at the bank's prime rate. The line of credit is collateralized by substantially all domestic assets of the Company.

    Acquisition of subsidiary:

    On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems, Inc. in exchange for 150,000 restricted shares of the Company's common stock. The transaction is not expected to have an immediate material impact on the Company's financial results.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COMTREX SYSTEMS CORPORATION

Date: June 25, 1999                               By: /s/
                                                     ---------------------------
                                                  Jeffrey C. Rice, President and
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                            Title                           Date
---------                                            -----                           ----
/s/                                         President, Director and             June 25, 1999
------------------------------------        Principal Executive Officer
Jeffrey C. Rice


/s/                                         Principal Financial and             June 25, 1999
------------------------------------        Accounting Officer
Lisa J. Mudrick


*                                           Director                            June 25, 1999
------------------------------------
Sidney Dworkin


*                                           Director                            June 25, 1999
------------------------------------
Steven D. Roberts


*                                           Director                            June 25, 1999
------------------------------------
Larry Irwin


*                                           Director                            June 25, 1999
------------------------------------
Nathan Lipson


*                                           Director                            June 25, 1999
------------------------------------
Alan G. Schwartz


*                                           Director                            June 25, 1999
------------------------------------
Anthony Maladra


* By /s/
------------------------------------
Jeffrey C. Rice
Attorney-in-Fact