Form 10QSB
period 1999-06-30
COMTREX SYSTEMS CORP
filed 1999-08-09
CIK 769525

                                   FORM 10-QSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                         ---------------    ----------------

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             22-2353604
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


                 102 Executive Drive, Moorestown, NJ 08057-4224
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (609) 778-0090
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at July 27, 1999
           -----                                 ----------------------------

Common Stock, par value $.001                               3,756,572


Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at June 30, 1999 and March 31, 1999

                  Unaudited Consolidated Statement of Operations
                    for the three months ended
                    June 30, 1999 and 1998

                  Unaudited Consolidated Statement of Cash Flow for the
                    three months ended June 30, 1999 and 1998

                  Notes to Unaudited Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation


                                     PART II
                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (These statements are unaudited.)

                                                      ASSETS
                                                      ------
Current assets:                                                                    June 30, 1999       March 31, 1999
                                                                                    -----------          -----------
  Cash and cash equivalents                                                         $   296,985          $   483,917
  Accounts receivable, net of reserve of
    $109,465 and $108,010 as of 06/30/1999
    and 3/31/1999, respectively                                                       2,290,401            2,043,095
  Inventories                                                                         1,660,174            1,257,561
  Prepaid expenses and other                                                            135,449               92,969
                                                                                    -----------          -----------
      Total current assets                                                            4,383,009            3,877,542
                                                                                    -----------          -----------

Property and equipment:
  Machinery, equipment, furniture and leasehold                                       1,504,141            1,512,563
  Less - accum depreciation                                                          (1,242,637)          (1,229,711)
                                                                                    -----------          -----------
      Net property and equipment                                                        261,504              282,852
                                                                                    -----------          -----------

Land and building:
  Land and building                                                                     450,049              468,900
  Less - accum depreciation                                                             (24,082)             (21,532)
                                                                                    -----------          -----------
      Net land and building                                                             425,967              447,368
                                                                                    -----------          -----------

Other assets:
  Purchased and capitalized software and design                                       1,196,991            1,171,434
  Less - accum amortization and depreciation                                           (831,310)            (816,570)
                                                                                    -----------          -----------
      Total other assets                                                                365,681              354,864
                                                                                    -----------          -----------

Goodwill, net of amortization                                                           401,498              406,998
                                                                                    -----------          -----------

        TOTAL ASSETS                                                                $ 5,837,659          $ 5,369,624
                                                                                    ===========          ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

Current liabilities:                                                               June 30, 1999       March 31, 1999
                                                                                    -----------          -----------
  Bank loan, line of credit                                                         $   271,000          $   301,000
  Accounts payable                                                                    1,268,340              699,056
  Current portion of long term debt                                                      59,546               64,086
  Income and V.A.T. payable                                                              71,212              146,234
  Accrued expenses                                                                      155,747               82,032
  Deferred revenue                                                                      260,580              389,753
  Customer deposits                                                                      38,060                5,648
                                                                                    -----------          -----------
      Total current liabilities                                                       2,124,485            1,687,809
                                                                                    -----------          -----------

Long term liabilities:
  Long term debt, net of current                                                        252,522              275,700
  Convertible debentures payable                                                        300,000              300,000
                                                                                    -----------          -----------
      Total long term liabilities                                                       552,522              575,700
                                                                                    -----------          -----------

Deferred income taxes                                                                     8,805                9,321
                                                                                    -----------          -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                                    --                   --
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,749,072 and 3,593,572
    issued and outstanding as of
    6/30/1999 and 3/31/1999, respectively                                                 3,600                3,594
  Additional paid-in capital                                                          5,593,391            5,591,306
  Foreign currency translation adjustment                                               (49,272)               9,030
  Accumulated deficit                                                                (2,395,872)          (2,507,136)
                                                                                    -----------          -----------
      Total shareholders' equity                                                      3,151,847            3,096,794
                                                                                    -----------          -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 5,837,659          $ 5,369,624
                                                                                    ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)

                                                         Three months ended
                                                               June 30,
                                                  1999                        1998
                                              --------------------------------------
Net sales                                     $ 2,145,415                $ 1,964,727

Costs and expenses
  Cost of sales                                 1,123,747                  1,075,012
  Administrative                                  294,092                    258,423
  Research and development                         35,995                     33,343
  Sales and marketing                             224,387                    181,319
  Customer support                                289,739                    294,272
  Depreciation and amortization                    47,653                     39,911
                                              -----------                -----------
                                                2,015,613                  1,882,280
                                              -----------                -----------

Income from operations                            129,802                     82,447

Interest income (expense), net                    (12,368)                   (15,953)
                                              -----------                -----------

Income before income taxes                        117,434                     66,494

Provision for income taxes                         (6,170)                   (14,736)
                                              -----------                -----------

Net income                                    $   111,264                $    51,758
                                              ===========                ===========

Basic earnings per share:
  Net income                                  $       .03                $       .01
                                              ===========                ===========

Diluted earnings per share:
  Net income                                  $       .03                $       .01
                                              ===========                ===========









   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)

                                                             Three months ended
                                                                    June 30,
                                                            1999               1998
                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 111,264           $  51,758
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                        47,653              39,911
      Provisions for losses on accounts
        receivable                                          3,000              10,274
      Provisions for losses on inventories                 20,000               9,000
      Foreign currency translation adjustment             (11,538)             (2,504)
    (Increase) decrease in -
      Certificate of deposit                                 --                  --
      Accounts receivable                                (306,705)             55,522
      Inventories                                        (440,624)           (154,763)
      Prepaid expenses and other                          (36,799)            (38,966)
    Increase (decrease) in -
      Accounts payable                                    569,439              46,875
      Accrued expenses                                      7,539              (4,740)
      Customer deposits                                    32,412              21,634
      Deferred revenue                                   (108,460)            (81,217)
      Notes payable, current                                 --               (16,250)
                                                        ---------           ---------

        Net cash provided by (used in)
          operating activities                           (112,819)            (63,466)
                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                     (11,718)             (7,669)
  Purchases of software and capitalized
    software and design                                   (25,557)            (17,261)
                                                        ---------           ---------

        Net cash provided by (used in)
          investing activities                            (37,275)            (24,930)
                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                    (30,000)               --
  Payments on notes and other loans                          --                   688
  Payments on debt                                         (8,929)             (6,658)
  Proceeds from issuing equity securities                   2,091               7,041
                                                        ---------           ---------

        Net cash provided by (used in)
          financing activities                            (36,838)              1,071
                                                        ---------           ---------

        Net increase (decrease) in cash                  (186,932)            (87,325)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            483,917             313,617
                                                        ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 296,985           $ 226,292
                                                        =========           =========



   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of business:

         Comtrex Systems Corporation ("Comtrex" or "the Company") is a Delaware corporation, initially incorporated in New Jersey in April, 1981. Comtrex designs, develops, assembles, markets, sells and provides services for computer software, electronic terminals and turn-key systems for restaurants, both table and quick service. The Company's hardware and software systems provide transaction processing, operational controls and management information, both in-store and on an enterprise level. The Company markets its products through a network of authorized distributors in Canada, France, Belgium, Germany, Portugal, Holland, Ireland and Australia, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets its products through a network of dealers and through its own direct sales offices.

         In April, 1996, Comtrex acquired the operations of a distributor in Atlanta, Georgia and engaged in the direct sale and service of its products in both the Atlanta metropolitan area and in the southeast United States. In October, 1997, Comtrex acquired its distributor in the United Kingdom and engaged in the direct sale and service of its products throughout the U.K. In June, 1999, Comtrex acquired its dealer in Pontiac, Michigan and engaged in the direct sale and service of its products in the Detroit metropolitan area and in the mid-western United States. Hereinafter, Comtrex and its subsidiary are referred to as the Company.

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the SEC.

         Foreign currency translation:

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency adjustment in shareholders' equity.


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                      June 30,             March 31,
                                                        1999                  1999
                                                   -----------           -----------
Raw materials                                      $   664,251           $   837,922
Work-in-process                                        115,843                65,431
Finished goods                                         977,302               431,430
Reserve for excess and obsolete inventory              (97,222)              (77,222)
                                                   -----------           -----------

                                                   $ 1,660,174           $ 1,257,561
                                                   ===========           ===========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,725,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,090,000, which has been offset by a valuation allowance of equal amount. During the quarter ended June 30, 1999, the valuation account was reduced by $50,000.

         The components of the provision for income taxes consist of current expense (foreign) of $6,170, current expense (U.S.) of $50,000, offset by the benefits of net operating loss carryforwards of $50,000 through the reduction of the valuation account.

4.       EARNINGS PER SHARE DISCLOSURE:

                                                               Three months ended
                                                                  June 30, 1999
                                                                  -------------

                                                    Income          Shares          Per Share
                                                    ------          ------          ---------

Net income                                        $ 111,264

Basic EPS:
  Income available to common shareholders         $ 111,264        3,599,989        $   0.03

Effect of dilutive securities, options and
  warrants                                                            63,322

Effect of dilutive convertible debenture                             300,000

Diluted EPS:
  Income available to common shareholders         $ 117,264        3,963,311        $   0.03

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.


                                                            Three months ended
                                                               June 30, 1998
                                                               -------------
                                                   Income          Shares         Per Share
                                                   ------          ------         ---------
Net income                                       $  51,758

Basic EPS:
  Income available to common shareholders        $  51,758        3,583,660        $   0.01

Effect of dilutive securities, options                               93,396

Effect of dilutive convertible debenture                            300,000

Diluted EPS:
  Income available to common shareholders        $  57,758        3,977,056        $   0.01

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.


                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

             ------------------------------------------------------


5.       STOCK PURCHASE TRANSACTION:

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 150,000 restricted shares of the Company's common stock. CRS will operate as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. Results of operation of Comtrex Michigan will be consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of the Company's 2000 fiscal year. The transaction is not expected to have an immediate material impact on the financial results of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-QSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information is contained in the Item 1 section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the SEC.


Liquidity and Capital Resources

         As of June 30, 1999, the Company had total current assets of $4,383,009, including cash and cash equivalents of $296,985, as compared to $3,877,542 of total current assets and $483,917 of cash and cash equivalents as of March 31, 1999. The Company had current liabilities of $2,124,485, resulting in a current ratio of 2.1 as of June 30, 1999, compared to $1,687,809 and 2.3, respectively, as of March 31, 1999.

         Cash and cash equivalents decreased by $186,932 during the first three months of fiscal year 2000. Operating activities consumed $112,819 of cash, as compared with cash consumption of $63,466 for the corresponding prior year period. The combination of investing and financing activities consumed an additional $74,113 during the period.

         The Company reported net income of $111,264 for the three month period ended June 30, 1999. The Company has net operating loss carryforwards of approximately $2,725,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2000 and the exchange rate as of March 31, 1999, differences between accounts on the consolidated balance sheets as of June 30, 1999 and March 31, 1999 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         Increases in both accounts receivable and inventories represented significant negative contributions to cash flow. Accounts receivable increased by $306,705, while inventories increased by $440,624. An offset to both was an increase in accounts payable of $569,439. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. Net sales during the month of June accounted for approximately one-half of sales for the quarter, resulting in an increase of current receivables. In May and in June, the Company received deliveries in quantity of a new model of its iTP series of terminals, with a larger LCD screen, faster processor and increased memory. The integrated touch entry terminals which comprise the iTP series are received as essentially complete products, with the Company providing final assembly of optional components such as hard disk drives, customer displays and magnetic card reader assemblies. During the quarter, raw materials inventory declined by $173,671, while finished goods and work-in-process inventories increased by $545,872 and $50,412, respectively. The iTP product of the Company is manufactured to the Company's specifications by CDS Commercial Data Systems, in Taiwan, and sold in conjunction with the software for the PCS-5000 series. Software modifications to the PCS-5000 to take advantage of the increased screen resolution were not completed until late in June, causing a short term increase in both inventories and accounts payable. The Company anticipates declines in accounts receivable, inventories and in accounts payable during the second quarter of the current fiscal year.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office, which are billed on an annual basis. The decrease of $108,460 is the result of a quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         The primary positive contributors to cash flow were net income of $111,264 and depreciation and amortization of $47,653. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at same approximate quarterly amount.

         Investing activities consumed $37,275 of cash during the three month period ended June 30, 1999, through a combination of purchased property and equipment and capitalized software and design. Financing activities consumed $36,838, with the principal activity being repayments under the Company's line of credit and payments on debt.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the quarter ended June 30, 1999, these adjustments had the effect of a cash consumption of $11,538 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a reduced exchange rate between the pound sterling and the U.S. dollar, this adjustment changed from a positive impact of $9,030 to shareholders' equity as of March 31, 1999, to a negative impact of $49,272 as of June 30, 1999.

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

         In June of 1999, the Company and PNC Bank N.A. extended an existing credit facility through September 30, 1999 and increased the credit facility from $700,000 to $1,050,000. The increase provides for the same level of borrowings, of up to $650,000, and for the issuance by the bank of up to $400,000 of Irrevocable Letters of Credit, as compared to an amount of $50,000 under the prior agreement. The balance of the terms and provisions of the facility remained the same. The Company anticipates that this line of credit will be extended through September 30, 2000 prior to September 30, 1999.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of June 30, 1999, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first quarter of fiscal year 2000 increased by 9%, to $2,145,415, as compared with corresponding sales of $1,964,727 during the first quarter of fiscal year 1999. Results of operation of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operation of Comtrex Michigan, acquired on June 23, 1999, will be consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of the current fiscal year.

         The Company reported net income of $111,264 for the current three month period, or $.03 per share, as compared with net income of $51,758, or $.01 per share, for the comparable prior year period.

         Administrative expenses increased from $258,423 during the first quarter of fiscal year 1999, to $294,092 for the first quarter of fiscal year 2000, representing 13% and 14% of net sales, respectively. Sales, marketing and customer support expenses increased from $475,591 during the period ended June 30, 1998, to $514,126, during the current fiscal year period, although both amounts represent 24% of net sales. Substantially all of the operating activities of Comtrex U.K., like the Company's District Office in Atlanta, relate to the direct sale, installation and service of products to end-users.

         Cost of sales during the first quarter of fiscal year 2000 were $1,123,747, or 52% of net sales, as compared to $1,075,012, or 55% of net sales, for the first quarter of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a result of increased emphasis on the direct sales activities of the Company, through Comtrex U.K., the Atlanta District Office and in the Philadelphia metropolitan area. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, a significant percentage of the net sales realized through such direct sales activities consists of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         As of August 6, 1999, the Company's backlog was approximately $1,100,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of July 24, 1998 was approximately $918,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


Year 2000

         The Company is currently in the process of performing a review of its business systems and products, and is querying its customers, vendors and resellers with respect to Year 2000 compliancy issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

         More complete information with respect to the Company's activities related to the Year 2000 issue is included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the SEC.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Information Required by Item 701 of Regulation S-B - Recent Sales of Unregistered Securities

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 150,000 restricted shares of the Company's common stock. CRS will operate as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. The transaction is not expected to have an immediate material impact on the financial results of the Company.

Item 5.  Other Information

         Stockholder Proposals:

         Stockholder proposals intended to be considered at the 2000 Annual Meeting of Stockholders and which the proponent would like to have included in the proxy materials distributed by the Company in connection with such meeting, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), must be received at the principal executive offices of the Company no later than March 19, 2000. Such proposals may be included in next year's proxy materials if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

         Stockholder proposals intended to be considered at the 2000 Annual Meeting of Stockholders and for which the proponent does not intend to seek inclusion of the proposal in the proxy materials to be distributed by the Company in connection with such meeting must be received at the principal executive offices of the Company no later than June 2, 2000. Any stockholder proposal received after such date will not be considered to be timely submitted for purposes of the discretionary voting provisions of Rule 14a-4 promulgated under the 1934 Act. In accordance with Rule 14a-4(c), the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 2000 Annual Meeting of Stockholders may vote such proxies in their certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before June 2, 2000.


Item 6.  Exhibits and Reports on Form 8-K

      (a)         Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument
-----------       -------------------------

2.1  *(a)         Stock Purchase Agreement, dated June 23, 1999, between the Company,
                  Michael R. Carter, Matthew R. Carter, Mark R. Carter and Donn Scott
                  Smith

3.1  *(b)         Certificate of Incorporation, as amended, of the Company

3.2  *(b)         By-Laws, as amended, of the Company

4.1  *(b)         Specimen Common Stock Share Certificate

4.2  *(g)         Subordinated Convertible Debenture, in the original
                  principal amount of $300,000 (the "Debenture"), issued by the
                  Company to Norman and Shirley Roberts

4.3  *(g)         Promissory note, in the original principal amount of $65,000 (the "Note"), delivered by the
                  Company to Norman Roberts and Shirley Roberts


4.4  *(h)         Warrant to Purchase Shares of Common Stock from Comtrex Systems
                  Corporation and Exhibit A (Registration Rights Declaration), dated
                  February 8, 1999, issued to Alvin L. Katz

10.1 *(c)         1985 Employee Incentive Stock Option Plan of the Company

10.2 *(c)         1985 Non-Qualified Stock Option Plan of the Company

10.3 *(d)         1992 Non-Qualified Stock Option Plan of the Company

10.4 *(e)         1995 Employee Incentive Stock Option Plan of the Company

10.5 *(f)         Stock Purchase Agreement, dated October 2, 1997, between the Company,
                  Norman Roberts, Shirley Roberts and Steven Roberts

10.6 *(g)         Working Cash Line of Credit Agreement between the Company and
                  PNC Bank N.A. dated June 12, 1998

10.7 *(g)         Security Agreement dated June 12, 1998, delivered by the
                  Company to PNC Bank N.A.

10.8 *(g)         Loan Agreement (Business Overdraft Facility) between Comtrex Systems
                  Corporation LTD and Barclays Bank PLC dated March 30, 1998

10.9 *(g)         Security Agreement (Debenture), dated March 30, 1998,
                  delivered by Comtrex Systems Corporation LTD to Barclays Bank
                  PLC

10.10*(h)         Comtrex Systems Corporation 1999 Stock Option Plan

10.11*(h)         Financial Advisory Agreement, dated February 8, 1999, between Comtrex
                  Systems Corporation and Alvin L. Katz

27   *(a)         Financial Data Schedule in accordance with Article 5 of Regulation S-X

----------------
*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits from the Company's registration statement on Form S-18. (File No. 2-97898-NY).
*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(e) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(f) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 1997.
*(g) Incorporated by reference to the exhibits to the Company's Form 10KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(h) Incorporated by reference to the exhibits to the Company's Form 10KSB filed with the Securities and Exchange Commission on June 28, 1999.

         (b)      Reports on Form 8-K

         During the quarter ended June 30, 1999, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 10, 1999            By:                            /s/
      -------------------              -------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:   August 10, 1999            By:                           /s/
      -------------------              -------------------------------------
                                        Lisa J. Mudrick
                                        Chief Financial &
                                        Chief Accounting Officer

                                  Exhibit Index
                                  -------------




Exhibit                                                                 Page
-------                                                                 ----

2.1      Stock Purchase Agreement, dated June 23, 1999, between          16
                  the Company, Michael R. Carter, Matthew R. Carter,
                  Mark R. Carter and Donn Scott Smith

27       Financial Data Schedule in accordance with Article 5 of
                  Regulation S-X.                                        34