Form 10QSB
period 1999-09-30
COMTREX SYSTEMS CORP
filed 1999-11-12
CIK 769525

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from               to
                                      --------------   ------------------

Commission file number 0-13732

                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                         22-2353604
--------------------------------                       ------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


                 102 Executive Drive, Moorestown, NJ 08057-4224
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (856) 778-0090
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X       No
                              -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                            Outstanding at October 27, 1999
          -----                            -------------------------------
Common Stock, par value $.001                         3,756,572


Transitional Small Business Disclosure Form (check one):

                        Yes             No    X
                              -----         -----

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at September 30, 1999 and March 31, 1999

                  Unaudited Consolidated Statement of Operations
                    for the three and six months ended
                    September 30, 1999 and 1998

                  Unaudited Consolidated Statement of Cash Flow
                    for the six months ended
                    September 30, 1999 and 1998

                  Notes to Unaudited Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis or
                  Plan of Operation


                                     PART II
                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       (These statements are unaudited.)

                                          ASSETS
Current assets:                                                  September 30, 1999        March 31, 1999
                                                                 ------------------        --------------
  Cash and cash equivalents                                             $   236,466           $   483,917
  Accounts receivable, net of reserve of
    $107,364 and $108,010 as of 09/30/1999
    and 3/31/1999, respectively                                           2,293,230             2,043,095
  Inventories                                                             1,935,279             1,257,561
  Prepaid expenses and other                                                131,464                92,969
                                                                        -----------           -----------
      Total current assets                                                4,596,439             3,877,542
                                                                        -----------           -----------
Property and equipment:
  Machinery, equipment, furniture and leasehold                           1,592,176             1,512,563
  Less - accum depreciation                                              (1,295,850)           (1,229,711)
                                                                        -----------           -----------
      Net property and equipment                                            296,326               282,852
                                                                        -----------           -----------
Land and building:
  Land and building                                                         464,910               468,900
  Less - accum depreciation                                                 (27,961)              (21,532)
                                                                        -----------           -----------
      Net land and building                                                 436,949               447,368
                                                                        -----------           -----------
Other assets:
  Purchased and capitalized software and design                           1,227,217             1,171,434
  Less - accum amortization and depreciation                               (846,049)             (816,570)
                                                                        -----------           -----------
      Total other assets                                                    381,168               354,864
                                                                        -----------           -----------
Goodwill, net of amortization                                               568,195               406,998
                                                                        -----------           -----------
        TOTAL ASSETS                                                    $ 6,279,077           $ 5,369,624
                                                                        ===========           ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loan, line of credit                                             $   811,502           $   301,000
  Accounts payable                                                          932,198               699,056
  Current portion of long term debt                                          61,837                64,086
  Income and V.A.T. payable                                                 102,685               146,234
  Accrued expenses                                                          116,437                82,032
  Deferred revenue                                                          193,530               389,753
  Customer deposits                                                          82,621                 5,648
                                                                        -----------           -----------
      Total current liabilities                                           2,300,810             1,687,809
                                                                        -----------           -----------
Long term liabilities:
  Long term debt, net of current                                            258,942               275,700
  Convertible debentures payable                                            300,000               300,000
                                                                        -----------           -----------
      Total long term liabilities                                           558,942               575,700
                                                                        -----------           -----------

Deferred income taxes                                                         9,212                 9,321
                                                                        -----------           -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                           -                     -
  Common stock, $.001 par value, 5,000,000
    shares authorized, 3,756,572 and 3,593,572
    issued and outstanding as of
    9/30/1999 and 3/31/1999, respectively                                     3,757                 3,594
  Additional paid-in capital                                              5,696,883             5,591,306
  Foreign currency translation adjustment                                    43,776                 9,030
  Accumulated deficit                                                    (2,334,303)           (2,507,136)
                                                                        -----------           -----------
      Total shareholders' equity                                          3,410,113             3,096,794
                                                                        -----------           -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 6,279,077           $ 5,369,624
                                                                        ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)

                                                Three months ended           Six months ended
                                                   September 30,               September 30,
                                                 1999         1998           1999         1998
                                                 ----         ----           ----         ----
Net sales                                 $ 2,265,194  $ 2,169,473    $ 4,410,609  $ 4,134,200

Costs and expenses
  Cost of sales                             1,114,926    1,151,642      2,238,673    2,226,653
  Administrative                              325,353      288,098        619,444      546,521
  Research and
    development                                39,465       43,690         75,461       77,033
  Sales and marketing                         245,803      193,291        470,190      374,610
  Customer support                            390,754      311,608        680,493      605,880
  Depreciation and
    amortization                               51,850       43,921         99,503       83,833
                                          -----------  -----------    -----------  -----------

                                            2,168,151    2,032,250      4,183,764    3,914,530
                                          -----------  -----------    -----------  -----------

Income from operations                         97,043      137,223        226,845      219,670

Interest expense, net                         (32,164)     (16,097)       (44,532)     (32,049)
                                          -----------  -----------    -----------  -----------

Income before income taxes                     64,879      121,126        182,313      187,621

Provision for income taxes                      3,310       23,109          9,480       37,846
                                          -----------  -----------    -----------  -----------

Net income                                $    61,569  $    98,017    $   172,833  $   149,775
                                          ===========  ===========    ===========  ===========

Basic earnings per share:
  Net income                                   $  .02       $  .03         $  .05       $  .04
                                          ===========  ===========    ===========  ===========

Diluted earnings per share:
  Net income                                   $  .02       $  .03         $  .05       $  .04
                                          ===========  ===========    ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)


                                                          Six months ended
                                                            September 30,
                                                         1999           1998
                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $  172,833     $  149,775
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                      99,441         83,833
      Provisions for losses on accounts
        receivable                                        3,258         15,298
      Provisions for losses on inventories               20,000         29,000
      Foreign currency translation adjustment            37,939         (1,814)
    (Increase) decrease in -
      Accounts receivable                              (260,920)         3,284
      Inventories                                      (613,071)      (179,847)
      Prepaid expenses and other                        (30,954)       (21,326)
    Increase (decrease) in -
      Accounts payable                                  100,098         43,739
      Accrued expenses                                  (10,129)       (19,776)
      Customer deposits                                  42,945        (10,557)
      Deferred revenue                                 (191,839)      (151,999)
      Notes payable, current                                  -            172
                                                     ----------     ----------
      Net cash provided by (used in)
          operating activities                         (630,399)       (60,218)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                   (45,328)       (45,177)
  Purchases of software and capitalized
    Software and design                                 (55,783)       (47,079)
  Cost of acquiring district office                      (8,489)
                                                     ----------     ----------
        Net cash provided by (used in)
          investing activities                         (109,600)       (92,256)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                  510,502            -
  Payments on notes and other loans                      (3,879)       (32,500)
  Payments on debt                                      (19,016)       (12,062)
  Proceeds from issuing equity securities                 4,941          7,041
                                                     ----------     ----------
        Net cash provided by (used in)
          financing activities                          492,548        (37,521)
                                                     ----------     ----------

        Net increase (decrease) in cash                (247,451)      (189,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          483,917        313,617
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  236,466     $  123,622
                                                     ==========     ==========

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

         Foreign currency translation:

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in shareholders' equity.


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                              September 30,        March 31,
                                                  1999               1999
                                              -------------       -----------
Raw materials                                  $   803,970        $   837,922
Work-in-process                                    172,622             65,431
Finished goods                                   1,055,909            431,430
Reserve for excess and obsolete inventory          (97,222)           (77,222)
                                               -----------        -----------
                                               $ 1,935,279        $ 1,257,561
                                               ===========        ===========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,662,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,059,000, which has been offset by a valuation allowance of equal amount. During the quarter and six month period ended September 30, 1999, the valuation account was reduced by $28,000 and $81,000, respectively.

         The components of the provision for income taxes for the quarter and six month period ended September 30, 1999 consist of current expense (foreign) of $3,310 and $9,480, and current expense (U.S.) of $28,000 and $81,000, respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


4.       EARNINGS PER SHARE DISCLOSURE:

         In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         A reconciliation of the basic and diluted EPS for the three and six months ended September 30, 1999 and 1998 is as follows:

                                                                    Three months ended
                                                                    September 30, 1999
                                                                    ------------------
                                                    Income              Shares               Per Share
                                                    ------              ------               ---------
Net income                                        $  61,569
Basic EPS:
  Income available to common shareholders         $  61,569            3,754,072               $  0.02
Effect of dilutive securities, options and
  warrants                                                                75,122
Effect of dilutive convertible debenture                                 300,000
Diluted EPS:
  Income available to common shareholders         $  67,569            4,129,194               $  0.02

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                                                                     Six months ended
                                                                    September 30, 1999
                                                                    ------------------
                                                    Income              Shares               Per Share
                                                    ------              ------               ---------
Net income                                        $ 172,833
Basic EPS:
  Income available to common shareholders         $ 172,833            3,675,655               $  0.05
Effect of dilutive securities, options and
  warrants                                                                69,222
Effect of dilutive convertible debenture                                 300,000
Diluted EPS:
  Income available to common shareholders         $ 184,833            4,044,877               $  0.05

     For purposes of computing diluted per share data, $12,000 of interest related to the convertible debenture was added to net income.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                    Three months ended
                                                                    September 30, 1999
                                                                    ------------------
                                                    Income              Shares               Per Share
                                                    ------              ------               ---------
Net income                                        $  98,017
Basic EPS:
  Income available to common shareholders         $  98,017            3,591,572               $  0.03
Effect of dilutive securities, options                                    60,373
Effect of dilutive convertible debenture                                 300,000
Diluted EPS:
  Income available to common shareholders         $ 104,017            3,951,945               $  0.03

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                                                                     Six months ended
                                                                    September 30, 1999
                                                                    ------------------
                                                    Income              Shares               Per Share
                                                    ------              ------               ---------
Net income                                        $ 149,775
Basic EPS:
  Income available to common shareholders         $ 149,775            3,587,572               $  0.04
Effect of dilutive securities, options                                    78,531
Effect of dilutive convertible debenture                                 300,000
Diluted EPS:
  Income available to common shareholders         $ 161,775            3,966,103               $  0.04

     For purposes of computing diluted per share data, $12,000 of interest related to the convertible debenture was added to net income.


5.       SEGMENT INFORMATION

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company has two reportable segments: the United States and the United Kingdom.

                                        Three months ended                     Six months ended
                                           September 30,                         September 30,
                                      1999              1998                1999               1998
                                      ----              ----                ----               ----
Net sales:
    United States, domestic       $   815,192       $   655,593          $ 1,527,096        $ 1,288,942
    United States, export             698,387           787,063            1,621,520          1,428,933
    United Kingdom                    951,861         1,079,510            1,831,058          1,946,599
    Transfers between segments   (    200,246)     (    352,693)        (    569,065)      (    530,274)
                                  -----------       -----------          -----------        -----------

      Net sales                   $ 2,265,194       $ 2,169,473          $ 4,410,609        $ 4,134,200
                                  ===========       ===========          ===========        ===========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

5.       SEGMENT INFORMATION (continued)

                                      Three months ended              Six months ended
                                         September 30,                  September 30,
                                      1999         1998              1999          1998
                                      ----         ----              ----          ----
Income (loss) before
  income taxes:
    United States                $    61,961    $    55,402      $   187,543    $    55,697
    United Kingdom                    12,619         91,080           37,168        149,625
    Corporate                   (      9,701)  (     25,356)    (     42,398)  (     17,702)
                                 -----------    -----------      -----------    -----------

      Income before
        income taxes             $    64,879    $   121,126      $   182,313    $   187,620
                                 ===========    ===========      ===========    ===========


Depreciation and amortization:
    United States                $    34,482    $    28,563      $    65,441    $    53,791
    United Kingdom                    10,268          8,258           19,862         15,842
    Corporate                          7,100          7,100           14,200         14,200
                                 -----------    -----------      -----------    -----------

                                 $    51,850    $    43,921      $    99,503    $    83,833
                                 ===========    ===========      ===========    ===========


                                         September 30, 1999                  March 31, 1999
                                         ------------------                  --------------
Identifiable assets:
  United States                                 $ 4,441,914                     $ 3,437,205
  United Kingdom                                  2,112,737                       2,062,349
  Corporate                                         395,998                         406,998
  Eliminations                                 (    671,572)                   (    536,928)
                                                -----------                     -----------

    Total assets                                $ 6,279,077                     $ 5,369,624
                                                ===========                     ===========


Long lived assets:
  United States                                 $   127,974                     $   122,568
  United Kingdom                                    605,301                         607,652
                                                -----------                     ------------

                                                $   733,275                     $   730,220
                                                ===========                     ===========

6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $154,617 and $98,707 for the quarters ended September 30, 1999 and 1998, respectively, and $207,579 and $147,961 for the six months ended September 30, 1999 and 1998, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

7.       STOCK PURCHASE TRANSACTION:

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 150,000 restricted shares of the Company's common stock. CRS will operate as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. Results of operation of Comtrex Michigan have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of the Company's 2000 fiscal year.

         The cost of the acquired enterprise is $109,289, which represents 150,000 shares of Comtrex common stock with an assigned value of $100,800 and legal and accounting fees associated with the transaction of $8,489. Acquired goodwill of $173,644 will be amortized over 20 years, using the straight-line method.

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

Liquidity and Capital Resources

         As of September 30, 1999, the Company had total current assets of $4,596,439, including cash and cash equivalents of $236,466, as compared to $3,877,542 of total current assets and $483,917 of cash and cash equivalents as of March 31, 1999. The Company had current liabilities of $2,300,810, resulting in a current ratio of 2.0 as of September 30, 1999, compared to $1,687,809 and 2.3, respectively, as of March 31, 1999.

         Cash and cash equivalents decreased by $247,451 during the first six months of fiscal year 2000. Operating activities consumed $630,399 of cash, as compared with cash consumption of $60,218 for the corresponding prior year period. Investing activities consumed $109,600 of cash, while financing activities, principally borrowings under the Company's lines of credit, generated $492,548 during the period.

         The Company reported net income of $172,833 and $61,569 for the six and three month periods ended September 30, 1999, respectively. The Company has net operating loss carryforwards of approximately $2,662,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2000 and the exchange rate as of March 31, 1999, differences between accounts on the consolidated balance sheets as of September 30, 1999 and March 31, 1999 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. In addition, as outlined in
Note 7 to the Consolidated Financial Statements, the acquisition of Cash Register Systems, Inc. (CRS) involved no cash outlay other than professional fees. As a consequence, differences as of September 30, 1999 and March 31, 1999, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the Company and CRS as of September 30, 1999. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         Increases in both accounts receivable and inventories represented significant negative contributions to cash flow during the six month period. Accounts receivable increased by $260,920 during the six month period, while declining during the quarter by $45,785. Inventories increased by $613,071 during the six month period, with $172,447 of such increase occurring during the quarter. Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office, which are billed on an annual basis. The decrease of $191,839 is the result of recognition of such deferred revenue during the six month period and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $109,600 of cash during the six month period ended September 30, 1999, through a combination of purchased property and equipment and capitalized software and design.

         Positive contributors to cash flow from operating activities were net income of $172,833 and depreciation and amortization of $99,441. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at same approximate quarterly amount. An additional component to positive cash flow for the six month period was an increase in accounts payable of $100,098 during the six month period, although payables declined during the quarter by $469,341. Borrowings under the Company's lines of credit of $510,502 were the principal source for cash funding during the six month period. The Company expects to continue to utilize its credit facilities from time to time for short term cash requirements.

         Based on the increase in its current backlog, and on sales projections both from its direct sales locations and its distributor network, the Company expects increased levels of sales during the second six months of the current fiscal year compared to the six month period ended September 30, 1999. The significant increase in the Company's inventories during the six month period is a result of planning for this increased level of sales. Substantially all of the increase in total inventories during the six month period was represented by the finished goods component of inventories as of September 30, 1999. Finished goods inventories increased, on an absolute basis, by $677,718 during the six month period. The difference between the inventory increase on an absolute and on a cash flow basis relates principally to the acquisition of CRS.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the six month period ended September 30, 1999, these adjustments had the effect of a cash generation of $37,939 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of fluctuations between the pound sterling and the U.S. dollar during the first six months of the current fiscal year, this adjustment had changed from a positive impact of $9,030 to shareholders' equity as of March 31, 1999, to a positive impact of $43,776 as of September 30, 1999.

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

         In September of 1999, the Company and PNC Bank N.A. renewed the existing credit facility through September 30, 2000, and increased the credit facility from $1,050,000 to $1,500,000. The increased borrowing facility no longer distinguishes between borrowings and the issuance by the bank of Irrevocable Letters of Credit and provides the Company with the availability of the total amount of $1,500,000 for either purpose. In conjunction with the renewal of the facility, certain restrictive provisions pertaining to tangible net worth, as affected by the currency translation adjustment in shareholders' equity, were removed. The balance of the terms and provisions of the facility remained the same.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of September 30, 1999, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first six months of fiscal year 2000 increased by 7%, to $4,410,609, as compared with corresponding sales of $4,134,200 during the first six months of fiscal year 1999. For the comparable quarters ended September 30, sales increased by 4%, to $2,265,194 from $2,169,473, for fiscal year 2000 and fiscal year 1999, respectively. Results of operation of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operation of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of the current fiscal year.

         The Company reported net income of $172,833 for the current six month period, or $.05 per share, as compared with net income of $149,775, or $.04 per share, for the comparable prior year period. During the quarter ended September 30, 1999, the Company reported net income of $61,569, or $.02 per share, as compared with net income of $98,017, or $.03 per share, for the second quarter of the prior fiscal year.

         Sales, marketing and customer support expenses increased from $504,899, or 23% of sales, during the second quarter of fiscal year 1999, to $636,557, or 28% of sales during the most recent quarter. For the six month period, such expenses increased from $980,490, or 24% of sales, to $1,150,683, or 26% of sales for fiscal years 1999 and 2000, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's district offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end users. The selling and customer support expenses required for such sales activities directly to end users will represent a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         For both the comparable quarters and six month periods, current administrative expenses increased slightly, when expressed as a percentage of sales. Administrative expenses for the second quarter and first six month period of the current fiscal year were $325,353 and $619,444, respectively, and both represented 14% of net sales. During the prior fiscal year, the second quarter and six month period administrative expenses were $288,098 and $546,521, respectively, and both represented 13% of net sales.

         Cost of sales during the second quarter and first six month period of fiscal year 2000 were 49% and 51% of net sales, respectively, as compared to 53% and 54% of net sales, respectively, for the comparable quarter and six month period of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a result of the increased percentage of sales represented by the Company's direct sales activities in the U.K. and its District Offices. While selling and support expenses represent a higher percentage of sales which are made directly to end users than sales through a distribution network, the gross margin on sales to end users is significantly greater. In addition to product sales, maintenance services and contracts, installation and implementation services represent a significant percentage of the total sales of both the District Offices and Comtrex U.K. Such service related revenue is at a greater gross margin than initial product sales.

         During the second quarter, the Company began a development project, in conjunction with its French distributor, Restaurant Data Systems (RDS), and the largest customer of RDS, Quick Restaurants N.V. The project includes a centralized database, both for remote store configuration and consolidated enterprise reporting, and an in-store database for Back Office information and control over cash receipts and disbursements, inventory, labor costing and sales and menu mix analysis. Associated with the Back Office software, the Company's PCS-5000 front end point-of-sale hardware and software will continue as the preferred system for implementation both in new Quick locations and as the retrofit to existing locations.

         In association with this development project, during the quarter ended September 30, 1999 RDS formed a new company in Belgium to maintain existing Quick locations in Belgium and provide installation services related to the retrofit of existing equipment in approximately forty locations. RDS will also utilize the personnel and facility in Belgium to actively promote the products of the Company to other customers in the Benelux region. The activities related to the formation of this new corporation delayed the planned installation of existing store locations in Belgium into the third quarter of fiscal year 2000.

         As of November 5, 1999, the Company's backlog was approximately $1,415,200. Excluded from this backlog are any orders for delivery to the subsidiary or District Offices from the parent. The Company's backlog as of October 28, 1998 was approximately $928,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

Year 2000

         The Company has performed a review of its business systems and products, and has queried its customers, vendors and resellers with respect to Year 2000 compliancy issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

         The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during calendar year 1999. In the event that the Company determines that it may fail to achieve any of its Year 2000 compliancy milestones, additional internal resources will be focused on completing these projects or developing contingency plans.

         During calendar year 1998, the primary internal information and accounting system of the Company had been deemed to not be Year 2000 compliant. The Company contracted for a complete system upgrade of this system from its current supplier. This upgrade was completed on schedule in August of 1999, with minimal disruption to the ongoing accounting activities of the Company. As part of this implementation, the Company required certification that the software version to which it was upgrading was, in fact, Year 2000 compliant, which certification was provided.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     An amendment of the Company's Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 5,000,000 to 10,000,000 shares was approved by the Company's shareholders at the annual meeting held on August 12, 1999. A Certificate of Amendment to the Certificate of Incorporation of the Company was filed with the Delaware Secretary of State's office on October 27, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 12, 1999. A quorum was present and the following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting of each such matter.

1.       Election of Directors

         The management of the Company nominated a slate of seven persons to serve on the Board of Directors until the next Annual Meeting or until their respective successors are duly elected and shall qualify. No other nominations were made. The nominees received the following votes:

         Nominee                 Votes For     Votes Withheld (Abstain)
         -------                 ---------     ------------------------
         Sidney Dworkin          3,387,421              5,985
         Larry Irwin             3,387,321              6,085
         Nathan I. Lipson        3,387,421              5,985
         Anthony S. Maladra      3,387,321              6,085
         Jeffrey C. Rice         3,387,421              5,985
         Steven D. Roberts       3,387,421              5,985
         Alan G. Schwartz        3,387,321              6,085

         The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

2.       Proposal to adopt the Company's 1999 Stock Option Plan

         The shareholders voted 2,209,967 shares in the affirmative and 29,370 shares in the negative with respect to a proposal to adopt the Company's 1999 Stock Option Plan. A total of 850 shares abstained from the vote. There were 1,153,210 broker non-votes. The 1999 Plan provides for the granting of options to purchase up to 200,000 shares of the common stock of the Company. As the requisite number of shares required for approval was obtained, the 1999 Stock Option Plan was adopted.

3.       Proposal to Amend the Company's Certificate of Incorporation

         The shareholders voted 3,354,996 shares in the affirmative and 37,360 shares in the negative with respect to a proposal to adopt an amendment to the Company's Articles of Incorporation. A total of 1,050 shares abstained from the vote.

         There were no broker non-votes. The amendment increases the number of shares of common stock that the Company is authorized to issue from 5,000,000 to 10,000,000 shares. As the requisite number of shares required for approval was obtained, the amendment was approved, and a Certificate of Amendment of the Certificate of Incorporation of the Company was with the Delaware Secretary of State's office on October 27, 1999.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument
-----------       -------------------------
3.1  *(a)         Certificate of Amendment of Certificate of Incorporation

3.2  *(a)         Certificate of Incorporation, as amended through October 26, 1999, of the Company

3.3  *(b)         By-Laws, as amended, of the Company

4.1  *(b)         Specimen Common Stock Share Certificate

4.2  *(d)         Subordinated  Convertible  Debenture,  in  the  original
                  principal amount of $300,000 (the "Debenture"),  issued by the
                  Company to Norman and Shirley Roberts

4.4  *(e)         Warrant to Purchase Shares of Common Stock from Comtrex Systems
                  Corporation and Exhibit A (Registration Rights Declaration), dated
                  February 8, 1999, issued to Alvin L. Katz

10.1 *(f)         Stock Purchase Agreement, dated June 23, 1999, between the Company,
                  Michael R. Carter, Matthew R. Carter, Marc R. Carter and Donn Scott
                  Smith

10.2 *(c)         Stock Purchase Agreement, dated October 2, 1997, between the Company,
                  Norman Roberts, Shirley Roberts and Steven Roberts

10.3 *(e)         Comtrex Systems Corporation 1999 Stock Option Plan

10.4 *(e)         Financial Advisory Agreement, dated February 8, 1999, between Comtrex
                  Systems Corporation and Alvin L. Katz

27   *(a)         Financial Data Schedule in accordance with Article 5 of Regulation S-X

--------------
*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 1997.
*(d) Incorporated by reference to the exhibits to the Company's Form 10KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(e) Incorporated by reference to the exhibits to the Company's Form 10KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(f) Incorporated by reference to the exhibits to the Company's Form 10QSB filed with the Securities and Exchange Commission on August 9, 1999.

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 1999, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   November 12, 1999            By: /s/
      ---------------------              --------------------------------
                                         Jeffrey C. Rice
                                         Chief Executive Officer



Date:   November 12, 1999            By: /s/
      ---------------------              --------------------------------
                                         Lisa J. Mudrick
                                         Chief Financial &
                                         Chief Accounting Officer

                                  Exhibit Index




Exhibit                                                                 Page
-------                                                                 ----

3.1      Certificate of Amendment to Certificate of Incorporation        19

3.2      Certificate of Incorporation, as amended through
         October 26, 1999, of the Company                                21

27       Financial Data Schedule in accordance with Article 5 of
         Regulation S-X.                                                 25