Form 10QSB
period 1999-12-31
COMTREX SYSTEMS CORP
filed 2000-02-04
CIK 769525

                                   FORM 10-QSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________  to __________________

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


                 102 Executive Drive, Moorestown, NJ 08057-4224
                    (Address of principal executive offices)


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

                            Yes     X                 No
                                 -------                 --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                Outstanding at January 31, 2000
           -----                                -------------------------------
Common Stock, par value $.001                            3,776,072


Transitional Small Business Disclosure Form (check one):

                      Yes                       No    X
                           -------                 --------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                   at December 31, 1999 and March 31, 1999

                  Unaudited Consolidated Statement of Operations for
                   the three and nine months ended December 31, 1999
                   and 1998

                  Unaudited Consolidated Statement of Cash Flow for the
                   nine months ended December 31, 1999 and 1998

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (These statements are unaudited.)

                                     ASSETS
                                     ------
Current assets:                                                   December 31, 1999  March 31, 1999
                                                                  -----------------  --------------
  Cash and cash equivalents                                          $   394,235       $   483,917
  Accounts receivable, net of reserve of
    $104,011 and $108,010 as of 12/31/1999
    and 3/31/1999, respectively                                        2,383,495         2,043,095
  Inventories                                                          1,687,468         1,257,561
  Prepaid expenses and other                                             106,162            92,969
                                                                     -----------       -----------
      Total current assets                                             4,571,360         3,877,542
                                                                     -----------       -----------

Property and equipment:
  Machinery, equipment, furniture and leasehold                        1,616,551         1,512,563
  Less - accum depreciation                                           (1,322,037)       (1,229,711)
                                                                     -----------       -----------
      Net property and equipment                                         294,514           282,852
                                                                     -----------       -----------
Land and building:
  Land and building                                                      462,060           468,900
  Less - accum depreciation                                              (31,103)          (21,532)
                                                                     -----------       -----------
      Net land and building                                              430,957           447,368
                                                                     -----------       -----------
Other assets:
  Purchased and capitalized software and design                        1,258,179         1,171,434
  Less - accum amortization and depreciation                            (860,790)         (816,570)
                                                                     -----------       -----------
      Total other assets                                                 397,389           354,864
                                                                     -----------       -----------
Goodwill, net of amortization                                            558,796           406,998
                                                                     -----------       -----------
        TOTAL ASSETS                                                 $ 6,253,016       $ 5,369,624
                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loan, line of credit                                          $   675,000       $   301,000
  Accounts payable                                                       907,015           699,056
  Current portion of long term debt                                       48,429            64,086
  Income and V.A.T. payable                                              119,718           146,234
  Accrued expenses                                                       142,035            82,032
  Deferred revenue                                                       151,022           389,753
  Customer deposits                                                       85,684             5,648
                                                                     -----------       -----------
      Total current liabilities                                        2,128,903         1,687,809
                                                                     -----------       -----------
Long term liabilities:
  Long term debt, net of current                                         258,840           275,700
  Convertible debentures payable                                         300,000           300,000
                                                                     -----------       -----------
      Total long term liabilities                                        558,840           575,700
                                                                     -----------       -----------
Deferred income taxes                                                      8,805             9,321
                                                                     -----------       -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                        -                 -
  Common stock, $.001 par value, 10,000,000 and
    5,000,000 shares authorized, 3,776,072 and
    3,593,572 issued and outstanding, as of
    12/31/1999 and 3/31/1999, respectively                                 3,777             3,594
  Additional paid-in capital                                           5,709,149         5,591,306
  Foreign currency translation adjustment                                 34,277             9,030
  Accumulated deficit                                                 (2,190,735)       (2,507,136)
                                                                     -----------       -----------
      Total shareholders' equity                                       3,556,468         3,096,794
                                                                     -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 6,253,016       $ 5,369,624
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)


                                           Three months ended          Nine months ended
                                              December 31,               December 31,
                                           1999         1998           1999         1998
                                       ------------------------    ------------------------
Net sales                              $ 2,716,863  $ 2,126,455    $ 7,127,472  $ 6,260,655

Costs and expenses
  Cost of sales                          1,430,473    1,091,266      3,669,144    3,317,920
  Administrative                           317,117      260,243        936,563      806,764
  Research and
    development                             48,086       35,684        123,547      112,717
  Sales and marketing                      265,169      228,783        735,359      603,393
  Customer support                         408,455      315,404      1,088,948      921,284
  Depreciation and
    amortization                            53,699       47,369        153,202      131,201
                                       -----------  -----------    -----------  -----------
                                         2,522,999    1,978,749      6,706,763    5,893,279
                                       -----------  -----------    -----------  -----------

Income from operations                     193,864      147,706        420,709      367,376
Interest expense, net                      (30,045)     (12,540)       (74,577)     (44,590)
                                       -----------  -----------    -----------  -----------

Income before income taxes                 163,819      135,166        346,132      322,786
Provision for income taxes                  20,251       15,490         29,731       53,335
                                       -----------  -----------    -----------  -----------
Net income                             $   143,568  $   119,676    $   316,401  $   269,451
                                       ===========  ===========    ===========  ===========
Basic earnings per share:
  Net income                           $       .04       $  .03         $  .09       $  .08
                                       ===========  ===========    ===========  ===========
Diluted earnings per share:
  Net income                           $       .04       $  .03         $  .08       $  .07
                                       ===========  ===========    ===========  ===========





   The accompanying notes are an integral part of these financial statements.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)


                                                               Nine months ended
                                                                 December 31,
                                                              1999         1998
                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  316,401    $ 269,451
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                          153,202     131,201
      Provisions for losses on accounts
        receivable                                            12,679      20,322
      Provisions for losses on inventories                    20,000      49,000
      Foreign currency translation adjustment                 28,147         841
    (Increase) decrease in -
      Accounts receivable                                   (366,894)   (300,359)
      Inventories                                           (367,982)   (118,356)
      Prepaid expenses and other                              (6,009)     16,626
    Increase (decrease) in -
      Accounts payable                                        82,020     (70,912)
      Accrued expenses                                        33,839      66,742
      Customer deposits                                       46,008      (2,818)
      Deferred revenue                                      (231,216)   (172,845)
      Notes payable, current                                       -       7,529
                                                         -----------   ---------
        Net cash provided by (used in)
          operating activities                              (279,805)   (103,578)
                                                         -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES Sale (purchases)
  of property and equipment:
  Purchases of property and equipment                        (72,794)    (75,059)
  Purchases of software and capitalized
    Software and design                                      (86,745)    (72,635)
  Cost of acquiring district office                           (8,000)          -
                                                         -----------   ---------
        Net cash provided by (used in)
          investing activities                              (167,539)   (147,694)
                                                         -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                       374,000     217,407
  Payments on notes and other loans                           (4,733)    (32,500)
  Payments on debt                                           (28,831)    (12,082)
  Proceeds from issuing equity securities                     17,226       7,041
                                                         -----------   ---------

        Net cash provided by (used in)
          financing activities                               357,662     179,866
                                                         -----------   ---------

        Net increase (decrease) in cash                      (89,682)    (71,406)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               483,917     313,617
                                                         -----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   394,235   $ 242,211
                                                         ===========   =========


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


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                 December 31,        March 31,
                                                     1999              1999
                                                 -----------        ----------
Raw materials                                    $   719,335        $  837,922
Work-in-process                                      105,029            65,431
Finished goods                                       960,326           431,430
Reserve for excess and obsolete inventory            (97,222)          (77,222)
                                                 -----------        -----------
                                                 $ 1,687,468        $1,257,561
                                                 ===========        ===========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,772,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,109,000, which has been offset by a valuation allowance of equal amount. During the quarter and nine month period ended December 31, 1999, the valuation account was reduced by $30,000 and $105,000, respectively.

         The components of the provision for income taxes for the quarter and nine month period ended December 31, 1999 consist of current expense (foreign) of $17,936 and $27,416, and current expense (U.S.) of $32,315 and $107,315, respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


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

         A reconciliation of the basic and diluted EPS for the three and nine months ended December 31, 1999 and 1998 is as follows:

                                                                          Three months ended
                                                                          December 31, 1999
                                                                          -----------------
                                                          Income               Shares             Per Share
                                                          ------               ------             ---------
Net income                                               $143,568
Basic EPS:
  Income available to common shareholders                $143,568             3,756,572            $  0.04
Effect of dilutive securities, options and
  warrants                                                                       65,957
Effect of dilutive convertible debenture                                        300,000
Diluted EPS:
  Income available to common shareholders                $149,568             4,122,529            $  0.04

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                                                                           Nine months ended
                                                                           December 31, 1999
                                                                           -----------------
                                                          Income               Shares             Per Share
                                                          ------               ------             ---------
Net income                                               $ 316,401
Basic EPS:
  Income available to common shareholders                $ 316,401             3,702,628            $  0.09
Effect of dilutive securities, options and
  warrants                                                                        68,751
Effect of dilutive convertible debenture                                         300,000
Diluted EPS:
  Income available to common shareholders                $ 334,401             4,071,379            $  0.08

     For purposes of computing diluted per share data, $18,000 of interest related to the convertible debenture was added to net income.

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                                        Three months ended
                                                                                         December 31, 1998
                                                                                         -----------------
                                                                         Income               Shares               Per Share
                                                                         ------               ------               ---------
Net income                                                             $ 119,676
Basic EPS:
  Income available to common shareholders                              $ 119,676            3,591,572               $  0.03
Effect of dilutive securities, options                                                         68,212
Effect of dilutive convertible debenture                                                      300,000
Diluted EPS:
  Income available to common shareholders                              $ 125,676            3,960,784               $  0.03

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.


                                                                                         Nine months ended
                                                                                         December 31, 1998
                                                                                         -----------------
                                                                         Income               Shares               Per Share
                                                                         ------               ------               ---------
Net income                                                             $ 269,451
Basic EPS:
  Income available to common shareholders                              $ 269,451            3,588,905               $  0.08
Effect of dilutive securities, options                                                         75,091
Effect of dilutive convertible debenture                                                      300,000
Diluted EPS:
  Income available to common shareholders                              $ 287,451            3,963,996               $  0.07

     For purposes of computing diluted per share data, $18,000 of interest related to the convertible debenture was added to net income.


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


                                    Three months ended           Nine months ended
                                       December 31,                December 31,
                                    1999         1998           1999         1998
                               -------------------------    ------------------------
Net sales:
    United States, domestic    $    804,263  $   677,373    $ 2,496,396  $ 1,901,337
    United States, export         1,107,788      648,902      2,564,271    2,142,813
    United Kingdom                1,043,333      989,127      2,874,391    2,935,726
    Transfers between segments     (238,521)    (188,947)      (807,586)    (719,221)
                               ------------  -----------    -----------  -----------
      Net sales                 $ 2,716,863  $ 2,126,455    $ 7,127,472  $ 6,260,655
                                ===========  ===========    ===========  ===========

                   COMTREX SYSTEMS CORPORATION AND SUBSIDIARY

5.       SEGMENT INFORMATION (continued)


                                        Three months ended          Nine months ended
                                          December 31,                December 31,
                                        1999        1998            1999        1998
                                     ------------------------    ------------------------
Income (loss) before income taxes:
    United States                  $    75,347  $    70,193    $   262,890  $   125,890
    United Kingdom                      72,712       63,494        109,880      213,119
    Corporate                           15,760        1,479        (26,638)     (16,223)
                                   -----------  -----------    -----------  -----------

      Income before
        income taxes               $   163,819  $   135,166    $   346,132  $   322,786
                                   ===========  ===========    ===========  ===========


Depreciation and amortization:
    United States                  $    36,017  $    29,972    $   101,458  $    83,762
    United Kingdom                      10,582       10,297         30,444       26,139
    Corporate                            7,100        7,100         21,300       21,300
                                   -----------  -----------    -----------  -----------

                                   $    53,699  $    47,369    $   153,202  $   131,201
                                   ===========  ===========    ===========  ===========


                                          December 31, 1999            March 31, 1999
                                          -----------------            --------------
Identifiable assets:
  United States                             $ 4,487,235                 $ 3,437,205
  United Kingdom                              2,126,895                   2,062,349
  Corporate                                     390,498                     406,998
  Eliminations                                 (751,612)                   (536,928)
                                            -----------                 -----------

    Total assets                            $ 6,253,016                 $ 5,369,624
                                            ===========                 ===========
Long lived assets:
  United States                             $   135,201                 $   122,568
  United Kingdom                                590,270                     607,652
                                            -----------                 -----------
                                            $   725,471                 $   730,220
                                            ===========                 ===========


6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $134,069 and $122,331 for the quarters ended December 31, 1999 and 1998, respectively, and $341,670 and $270,292 for the nine months ended December 31, 1999 and 1998, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

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

         The cost of the acquired enterprise is $109,289, which represents 150,000 shares of Comtrex common stock with an assigned value of $100,800 and legal and accounting fees associated with the transaction of $8,489. Acquired goodwill of $171,916 will be amortized over 20 years, using the straight-line method.

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


Liquidity and Capital Resources

         As of December 31, 1999, the Company had total current assets of $4,571,360, including cash and cash equivalents of $394,235, as compared to $3,877,542 of total current assets and $483,917 of cash and cash equivalents as of March 31, 1999. The Company had current liabilities of $2,128,903, resulting in a current ratio of 2.1 as of December 31, 1999, compared to $1,687,809 and 2.3, respectively, as of March 31, 1999.

         Cash and cash equivalents decreased by $89,682 during the first nine months of fiscal year 2000. Operating activities consumed $279,805 of cash, as compared with cash consumption of $103,578 for the corresponding prior year period. Investing activities consumed $167,539 of cash, while financing activities, principally borrowings under the Company's lines of credit, generated $357,662 during the period.

         The Company reported net income of $316,401 and $143,568 for the nine and three month periods ended December 31, 1999, respectively. The Company has net operating loss carryforwards of approximately $2,772,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2000 and the exchange rate as of March 31, 1999, differences between accounts on the consolidated balance sheets as of December 31, 1999 and March 31, 1999 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. In addition, as outlined in
Note 7 to the Consolidated Financial Statements, the acquisition of Cash Register Systems, Inc. (CRS) involved no cash outlay other than professional fees. As a consequence, differences as of December 31, 1999 and March 31, 1999, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the Company and CRS as of December 31, 1999. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis. Hereinafter, CRS is referred to as Comtrex Michigan or the Michigan District Office.

         Increases in both accounts receivable and inventories represented significant negative contributions to cash flow during the nine month period. Accounts receivable, net of reserves, increased by $354,215 during the nine month period, including a $96,553 net increase during the quarter. Inventories, net of reserves, increased by $347,982 during the nine month period, while declining by $245,089 during the quarter. Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta and Michigan District Offices, which are billed on an annual basis. The decrease of $231,216 is the result of recognition of such deferred revenue during the nine month period and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $167,539 of cash during the nine month period ended December 31, 1999, through a combination of purchased property and equipment and capitalized software and design.

         Positive contributors to cash flow from operating activities were net income of $316,401 and depreciation and amortization of $153,202. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at same approximate quarterly amount. Another positive component to cash flow for the nine month period was an increase in accounts payable of $82,020, although accounts payable declined by $18,078 during the quarter. In addition to net income and depreciation and amortization, net borrowings under the Company's lines of credit of $374,000 were a significant source for cash funding during the nine month period. The Company expects to continue to utilize its credit facilities from time to time for short term cash requirements.

         Based on the increase in its current backlog and on sales projections, both from its direct sales locations and its distributor network, the Company expects sales during the last quarter of the current fiscal year to be comparable to the quarterly period ended December 31, 1999, resulting in an approximate 22% increase for the second half of the fiscal year when compared to the first six months. Both the increase in the Company's inventories during the nine month period, and the reduction during the quarterly period, are a result of planning for this increased level of sales. Substantially all of the increase in total inventories during the nine month period was represented by the finished goods component of inventories as of December 31, 1999. Finished goods inventories increased, on an absolute basis, by $593,543 during the nine month period. The difference between the inventory increase on an absolute and on a cash flow basis relates principally to the acquisition of CRS.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the nine month period ended December 31, 1999, these adjustments had the effect of a cash generation of $28,147 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded as a currency translation adjustment in shareholders' equity. As a result of fluctuations between the pound sterling and the U.S. dollar during the first nine months of the current fiscal year, this adjustment had changed from a positive impact of $9,030 to shareholders' equity as of March 31, 1999, to a positive impact of $34,277 as of December 31, 1999.

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

         In June of 1999, the Company and PNC Bank N.A. extended an existing credit facility through September 30, 1999 and increased the credit facility from $700,000 to $1,050,000. The increase provided for the same level of borrowings, of up to $650,000, and for the issuance by the bank of up to $400,000 of Irrevocable Letters of Credit, as compared to an amount of $50,000 under the prior agreement. The balance of the terms and provisions of the facility remained the same.

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

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations. As of December 31, 1999, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first nine months of fiscal year 2000 increased by 14%, to $7,127,472, as compared with corresponding sales of $6,260,655 during the first nine months of fiscal year 1999. For the comparable quarters ended December 31, sales increased by 28%, to $2,716,863 from $2,126,455, for fiscal year 2000 and fiscal year 1999, respectively. Results of operation of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operation of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of the current fiscal year.

         The Company reported net income of $316,401 for the current nine month period, or $.09 per share, as compared with net income of $269,451, or $.08 per share, for the comparable prior year period. During the quarter ended December 31, 1999, the Company reported net income of $143,568, or $.04 per share, as compared with net income of $119,676, or $.03 per share, for the third quarter of the prior fiscal year.

         Sales, marketing and customer support expenses increased from $544,187, or 26% of sales, during the third quarter of fiscal year 1999, to $673,624, or 25% of sales during the most recent quarter. For the nine month period, such expenses increased from $1,524,677 or 24% of sales, to $1,824,307, or 26% of sales for fiscal years 1999 and 2000, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's district offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end users. The selling and customer support expenses required for such sales activities directly to end users will represent a higher percentage of sales than is associated with sales through a dealer or distribution channel.

         For both the comparable quarters and nine month periods, current administrative expenses remained stable, when expressed as a percentage of sales. Administrative expenses for the third quarter and nine month period of the current fiscal year were $317,117 and $936,563 respectively. During the prior fiscal year, the third quarter and nine month period administrative expenses were $260,243 and $806,764, respectively. Administrative expenses were 12% of sales in the third quarter, and 13% of sales for the nine month period, in both fiscal years.

         Cost of sales during the three and nine month periods of fiscal year 2000 were 53% and 51% of net sales, respectively, as compared to 51% and 53% of net sales, for the three and nine month periods respectively, in the prior fiscal year. The increased cost of sales and decrease in gross margin for the third quarter is a result of the a lower percentage of sales represented by the Company's direct sales activities in the U.K. and its District Offices. For the nine month period, sales activities by the UK and the district offices were greater as a percent of sales when compared to the prior period. While selling and support expenses represent a higher percentage of sales which are made directly to end users than sales through a distribution network, the gross margin on sales to end users is significantly greater. In addition to product sales, maintenance services and contracts, installation and implementation services represent a significant percentage of the total sales of both the District Offices and Comtrex U.K. Such service related revenue is at a greater gross margin than initial product sales.

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

         The activities related to the formation of this new corporation delayed the planned installation of existing store locations in Belgium into the third quarter of fiscal year 2000. It is expected that sales to RDS will continue during the balance of calendar year 2000 at the approximate sales levels experienced during the quarter ended December 31, 1999.

         As of January 28, 2000, the Company's backlog was approximately $1,167,500. Excluded from this backlog are any orders for delivery to the subsidiary or District Offices from the parent. The Company's backlog as of February 5, 1999 was approximately $622,911. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

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

         At the time of this report, all internal information and accounting systems of the Company appear to be functioning normally, and no Year 2000 problems have been encountered. In addition, at the time of this report, all Year 2000 compliant products of the Company appear to be functioning normally, provided that software upgrades, to the extent they are required, have been performed. The Company is not aware of any Year 2000 issues with its Year 2000 compliant software products for which upgrades, to the extent they are required, are not readily available.

         During the first week of January, 2000, the Company received numerous inquiries, both from its authorized dealers and from end users, concerning issues related to the Year 2000 and the products of the Company. To the best of the Company's knowledge and belief, all problems related to the software supplied by the Company which were encountered have been resolved through an upgrade to the latest software versions available from the Company. Problems related to hardware, particularly to BIOS incompatibilities, have been, or are being, resolved through the use of third party vendor upgrades to the BIOS or to the hardware itself.

         The Company believes it is diligently addressing Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems should any additional, and currently unforeseen, problems arise.

         The Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Any internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expenses as incurred. All of these costs have been funded through operating cash flows. To the extent that hardware upgrades of certain of the Company's computer systems have been or will be required, these expenses will be charged to capital equipment expenditures.

         Based on the Company's experience to date, and reviews from presently available information, it is believed that any additional costs of addressing potential problems are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources.

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


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument

3.1  *(g)         Certificate of Incorporation, as amended through
                  October 26, 1999, of the Company

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

10.2 *(c)         Stock Purchase Agreement, dated October 2, 1997, between the
                  Company, Norman Roberts, Shirley Roberts and Steven Roberts

10.3 *(e)         Comtrex Systems Corporation 1999 Stock Option Plan

10.4 *(e)         Financial Advisory Agreement, dated February 8, 1999, between
                  Comtrex Systems Corporation and Alvin L. Katz

27   *(a)         Financial Data Schedule in accordance with Article 5 of
                  Regulation S-X

------------
*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 1997.
*(d) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 9, 1999.
*(g) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 12, 1999.

         (b)      Reports on Form 8-K

         During the quarter ended December 31, 1999, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   February 4, 2000             By: /s/
      ---------------------              --------------------------------------
                                         Jeffrey C. Rice
                                         Chief Executive Officer



Date:   February 4, 2000             By: /s/
      ---------------------              --------------------------------------
                                         Kenneth J. Gertie
                                         Chief Financial &
                                         Chief Accounting Officer

                                  Exhibit Index




Exhibit                                                                    Page

27      Financial Data Schedule in accordance with Article 5 of
        Regulation S-X.                                                     18