Form 10KSB
period 2000-03-31
COMTREX SYSTEMS CORP
filed 2000-06-28
CIK 769525

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number  0-13732

                           COMTREX SYSTEMS CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                                                22-2353604
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

102 Executive Drive, Moorestown, NJ                                     08057
(Address of principal executive offices)                                (Zip Code)

Issuer's telephone number                                               (856)  778-0090

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2000 were $9,886,287.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 2000 is $2,957,935. Shares of common stock held by each executive officer and director of the registrant, and by each person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2000, there were outstanding 3,840,572 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed on or before July 25, 2000 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes             No   x
                                                      -----          ------

Total number of pages of this report:                48
                                            ------------------
Index to exhibits located at page:                   17
                                            ------------------

                                     PART I


Item 1.  Description of Business

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, those matters discussed and contained in this Item 1 under BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS.

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

         The Company designs, develops, assembles and markets computer software and electronic terminals which provide target retailers with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in Canada, France, Belgium, Portugal, Holland, Ireland, Spain, and Australia, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets these products through a network of dealers and through its own direct sales offices in Atlanta, Detroit and the greater Philadelphia area. Between March of 1992 and February of 1995, the Company's products were marketed in the United States by Sharp Electronics Corporation, under the Sharp brand name, under an exclusive distribution agreement signed in December of 1991. Under the agreement, the Company retained the ability to sell, on a direct basis, to certain large, national accounts. The Agreement expired at the end of February, 1995, and was not renewed. The Company began selling in the United States through its own distribution organization in March of 1995.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 16, 2000, the Company employed nine individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

         On October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited, ("DSTL") a corporation formed and existing under the laws of England. DSTL was the former distributor of the Comtrex product line in the United Kingdom. As a result of such acquisition, DSTL became a wholly-owned subsidiary of the Company, and formally changed its corporate name to Comtrex Systems Corporation LTD ("Comtrex U.K."). As of June 16, 2000, Comtrex U.K. employed twenty-six individuals. Comtrex U.K. operates essentially autonomously, maintaining its own accounting systems, clerical and administrative staff and sales and service departments. The subsidiary also provides sales and service support for the Company's distribution network in Europe.

         On June 23, 1999, the Company acquired all the issued and outstanding capital stock of Cash Register Systems (CRS), Inc. a Michigan corporation. CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. As of June 16, 2000, the Company employed seven individuals in its Michigan District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Detroit metropolitan area and in the mid-western United States.

PRODUCTS

         The Company's principal products are various software programs, point-of-sale (POS) terminals, printers, computers and peripheral devices which the Company integrates to provide complete systems to restaurants, both table service and quick service. Through its various direct sales offices, the Company provides integration, customization and maintenance services on these systems for end users of the systems. The Company has historically designed, developed and manufactured POS terminals, which combine traditional cash register functions with the control and data gathering capabilities of a computerized system. The current product line of POS offered by the Company have been specified by the Company, but designed and manufactured by third parties. The Company internally develops software programs which execute on POS terminals, and perform traditional cash register functionality. In addition, the Company internally develops software which executes on an in-store computer to provide enhanced reporting capabilities for its terminal systems and facilitate local and remote information transfer between computers and the Company's terminal systems. The Company also licenses various software programs from third parties which interact with the Company's own software to provide enhanced or additional functionality to the in-store computer.

         The Company began deliveries of the PCS-5000 series in October of 1996. The product line is based on PC architecture, and generally available local-area-network technology. Included in the product line is an active matrix, LCD touch entry terminal, along with touch entry color CRT and a keyboard and CRT terminal. The use of PC architecture components results in greater acceptance by the Company's customer base, since the technology is generally available and not proprietary, as well as allows for greater processing capabilities at a reduced manufacturing or procurement cost. The product line is designed to be continuously upgraded, as PC technology continues to provide increased capabilities at lower costs, through high volume manufacturing economies. The PCS-5000 software addresses the needs of both the sit-down dining and the quick service market segments.

         In February of 1999, the Company introduced the iTP series of POS terminals as a hardware component of the PCS-5000 system. These terminals all utilize the same basic cabinetry and the same Pentium(TM) motherboard, with an LCD operator display and touch entry overlay. The series of terminals is differentiated principally by the use of different LCD panels, including a 10.4" active matrix (TFT) and a 12.1" TFT. The hardware series is designed to operate with the Company's PCS-5000 software set and can also be used with various third party software. This series of terminals is manufactured to the Company's specifications in Taiwan, and received by the Company as a finished product, but without certain optional components such as a magnetic card reader, customer display or hard disk drive installed. The PCS-5000 software and series of terminals, including the iTP hardware, accounted for approximately 96%, 81%, and 66% of net sales in fiscal years 2000, 1999, and 1998, respectively.

         The Company's Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. The PCS-5000 software set provides substantially all of the operational and reporting capabilities of the Sprint series, and the PCS-5000 product series is being offered as the alternative, current product of the Company for quick service food outlets. The Sprint family of terminals accounted for approximately 4%, 10%, and 20% of net sales in fiscal years 2000, 1999, and 1998, respectively.

         The Company has been engaged in a software design and development project for over twelve months aimed at improving the position of its PCS-5000 product line. The initial phase of this project is an entirely new suite of in-store back office software modules, being developed in conjunction with Quick Restaurants N.V. An adjunct to this development is an integration with SAP Retail, which will provide centralized, enterprise control over the in-store database, as well as a mechanism for collecting store information for centralized reporting and analysis. A separate development project is also underway with City Centre Restaurants to enhance the Company's Internet-based decision support and data warehouse system, designed to operate under Windows NT and SQL Server. The Company expects both these development efforts to be completed in its fiscal year 2001. The second phase of the design and development project is an entirely new, 32-bit Windows application software module for the point-of-sale function. It is currently anticipated that this aspect of the development project will not be complete until early in the Company's fiscal year 2002.

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

         The most recent point-of-sale (POS) terminal product of the Company is manufactured to the Company's specifications by Firich Enterprises (the parent company of CDS Commercial Data Systems), in Taiwan. The decision to outsource the manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that the Company could obtain these products from Firich at a lower cost than the Company could produce. Firich has sufficient assembly capacity to meet the Company's forecasted sales demand and was capable of achieving targeted product quality levels. The Company retains its assembly and testing capability and continues to manufacture several products, including its own touch entry LCD terminal for the PCS-5000 series. Future material, subassembly and POS terminal sourcing will be based on availability, service, cost, delivery and quality of the purchased items from both domestic and international suppliers.

         The Company has, in the past, released enhanced versions of its software products at least once each year, although there can be no assurance that this practice will continue. All of the Company's current software products share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users, technological developments and by competitive analysis.

         The Company estimates that during the 2000, 1999, and 1998 fiscal years, it expended approximately $301,406, $277,326, and $242,601, respectively, (which amounts include capital expenditures of $113,283, $122,481, and $48,917, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

INTELLECTUAL PROPERTY RIGHTS

         The Company holds all right, title and interest in one patent, on a product which is not in current production. The Company also has registered five
(5) trademarks, none of which expires prior to 2001.

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

SALES, MARKETING AND DISTRIBUTION

         During fiscal year 2000, the Company recorded foreign sales of $6,431,518, representing 65% of net sales. Foreign sales were $4,848,625, representing 58% of net sales, during fiscal year 1999, and $4,021,723, representing 63% of net sales during fiscal year 1998. Included in foreign sales during fiscal year 1998 are sales made to Data Systems Terminals LTD (DSTL) prior to its acquisition (effective October 1, 1997), as well as total sales by the subsidiary company, Comtrex Systems Corporation LTD ("Comtrex U.K.") subsequent to its acquisition, through the consolidation of the operations of the subsidiary. During fiscal year 2000, sales to the Company's distributor in France, Restaurant Data Systems (RDS) were approximately $2,100,000, and sales to the City Centre Group, a customer of Comtrex U.K., were approximately $700,000, representing 21% and 7% of sales, respectively. These two customers of the Company and its subsidiary each accounted for approximately 15% and 17%, respectively, of consolidated net sales during fiscal year 1999. These two customers of the Company and its subsidiary each accounted for approximately 10% of consolidated net sales during fiscal year 1998. No other single customer represented more than 10% of sales during fiscal years 2000, 1999, or 1998.

         Sales through the Atlanta District Office during fiscal years 2000, 1999 and 1998 were approximately $1,010,000, $940,000 and $460,000, or 10%, 11%
and 7%, respectively, of net sales. Sales through the Michigan District Office during fiscal year 2000, for the three quarters for which such sales were consolidated, were approximately $630,000, or 6% of net sales. During fiscal year 2000, the balance of the Company's net sales were distributed among the network of U.S. dealers, and there was no single dealer who purchased product in excess of 10% of net sales.

         As of June 15, 2000, the Company's consolidated backlog was approximately $1,010,000, as compared with a backlog of approximately $960,000 as of June 18, 1999. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

         The business segments within which the Company operates are highly competitive. The Company and its dealers and distributors compete with a number of service providers, software companies and manufacturers of terminals and peripherals. Many of these competitors have longer operating histories, greater financial resources, more substantial manufacturing capabilities and greater name recognition in the marketplace. Management believes that the key to growth will be establishing and maintaining relationships and distribution channels which provide close contact with its target customers, coupled with the ability of the Company to supply an extremely reliable product, thoroughly tailored to the specific needs of the foodservice segment of the retailing industry.

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

EMPLOYEES

         As of June 16, 2000, Comtrex had forty-six employees in the United States, all of whom were employed on a full time basis. Comtrex Systems Corporation LTD, the Company's wholly-owned subsidiary in the United Kingdom, employed an additional twenty-six full-time employees. None of the employees of the Company or of its wholly owned subsidiary are represented by a union and the Company believes that its employee relations are good.

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

         The Company's common stock is presently traded on the Nasdaq Small Cap Market. To maintain inclusion on the Nasdaq Small Cap Market, the Company's common stock must continue to meet certain criteria, which includes maintaining a minimum bid price of $1.00 per share. The Company is not currently in deficiency on any of the various criteria required for continued listing. The market price of the Company's stock has closed on several business days during the 2000 fiscal year at a bid price of lower than $1.00 per share. However, a failure to meet the continued inclusion requirements for minimum bid price only exists if the deficiency continues for a period of thirty (30) consecutive business days, after which the issuer is notified of the deficiency. The issuer then has an additional period of ninety (90) calendar days from notification to achieve compliance with the minimum bid price by closing with a minimum bid price of $1.00 for ten (10) consecutive business days during the ninety (90) day compliance period. If the Company fails to maintain Nasdaq Small Cap Market listing, the market value of the Company's common stock likely would decline and stockholders would likely find it more difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

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

         Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

- The impact of economic conditions generally and in the intelligent point-of-sale terminal industry in particular;

-        The risk of unavailability of adequate capital or financing;

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

- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large vendors of the Company, including Firich Enterprises and its subsidiary CDS Commercial Data Systems, resulting in a disruption or discontinuation of the services or products provided to the Company;

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

Item 2.  Description of Property

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

         In August of 1998, the Company entered into a new lease with its existing landlord in Atlanta, Georgia, for approximately 2,900 square feet of primarily office space to replace the existing facility, with no penalties under the prior lease. The lease extends through September of 2003. The Company believes that this space is suitable and adequate for the operations of the Atlanta District Office, and further, that additional or alternative space would be made available through its current landlord, on similar terms and conditions to those currently prevailing, in the immediate vicinity of its current location, should further expansion be required.

         In May of 2000, the Company entered into a new lease with a new landlord in Waterford, Michigan, for approximately 1,800 square feet of primarily office space to replace an existing leased facility of approximately the same size, the term for which was essentially complete. The lease extends through June of 2003. The Company believes that this space is suitable and adequate for the operations of the Michigan District Office, and further, that additional or alternative space would be made available through its current landlord, on similar terms and conditions to those currently prevailing, in the immediate vicinity of its current location, should expansion be required.

         The Company's subsidiary in the U.K., Comtrex Systems Corporation LTD, currently owns and occupies approximately 4,700 square feet of office and warehouse space in a two story commercial office complex in Horley, England (located near Gatwick Airport). The building's ground floor serves as the warehouse for shipping, receiving and service activities. The building's first floor provides adequate office and conference space for the sales, support and administrative groups of the subsidiary. The land and building are covered under a mortgage, with a term that extends through 2016.

Item 3.  Legal Proceedings

         The Company is not involved in any pending legal proceedings which, if adversely determined to the Company, could have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal year 2000.

Special Item.  Executive Officers of the Registrant

Name                  Age     Position
----                  ---     --------

Jeffrey C. Rice       50      President and Chief Executive Officer
Steven D. Roberts     38      Managing Director, Comtrex U.K.
Kenneth J. Gertie     37      Vice President, Treasurer, Chief Financial Officer
Matthew R. Carter     29      Vice President of Sales
Brian C. Moseley      53      Vice President of Engineering

         Jeffrey C. Rice has been President, Chief Executive Officer and a Director of the Company since February of 1989. From May of 1985 through January of 1989 he was a Director of American Business Computers Corporation, and served as its President and Chief Executive Officer from May of 1985 through May of 1986 and as President of a wholly-owned subsidiary, ABC/SEBRN TechCorp, from November, 1986 through January, 1989. American Business Computers is a public company which sells computerized equipment and systems to the foodservice industry. From its founding in 1977 through January of 1985, Mr. Rice served as President, Chief Executive Officer and a Director of MICROS Systems, Inc., a public company which supplies point-of-sale systems to the hospitality industry. Mr. Rice is a graduate of the University of Virginia, with a Bachelor of Science degree in Electrical Engineering.

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

         Kenneth J. Gertie is a certified public accountant in the state of New Jersey and was appointed Vice President of Finance and Administration and Chief Financial Officer upon joining the Company in September of 1999. From 1995 through 1999, Mr. Gertie worked as Controllor for Charles T. Gamble Industries, a privately held electronics manufacturer. From 1989 to 1995, he served as Assistant Controllor for a division of Weyerhaueser Co., and from 1985 to 1989 he worked in various positions at a regional CPA firm. Mr. Gertie is a graduate both of Rutgers University, with a Bachelor of Arts degree in Accounting, and of Drexel University, with an MBA in Finance.

         Matthew R. Carter has been promoted to Vice President of Sales of the Company effective as of July 1, 2000. Mr. Carter joined the Company in June of 1999 as National Sales Manager. Mr. Carter was one of the four shareholders of Cash Register Systems (CRS), Inc., and served as its Vice President of Sales from 1995 until its acquisition by the Company in June, 1999. Mr. Carter functioned as Sales Manager for CRS from 1992 through 1995, and worked in various sales, service and installation capacities for CRS, beginning as a summer employee in 1986.

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

                                                 Bid Prices
                                                 ----------
Year Ended March 31, 2000                 High              Low
-------------------------                 ----              ---

   4/1/1999  -  6/30/1999                 1.594             .844
   7/1/1999  -  9/30/1999                 1.750             .938
  10/1/1999  - 12/31/1999                 1.875             .938
   1/1/2000  -  3/31/2000                 3.375            1.000

Year Ended March 31, 1999                 High              Low
-------------------------                 ----              ---

   4/1/1998  -  6/30/1998                 1.688             .938
   7/1/1998  -  9/30/1998                 1.188             .719
  10/1/1998  - 12/31/1998                 1.500             .750
   1/1/1999  -  3/31/1999                 3.500             .750


RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the acquisition by the Company of all the outstanding capital stock of Cash Register Systems (CRS), Inc., the Company issued 150,000 restricted shares of the Common Stock of the Company, par value $.001 per share, on June 23, 1999 to the former shareholders CRS. These shares were issued by the Company in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                Approximate Number
                                                of Record Holders
Title of Class                                (as of June  16, 2000)
--------------                                ----------------------

Common Stock, $ .001 par value                       400 (1)

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-KSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, those matters discussed and contained in the Item 1 section of this Form 10-KSB under BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS.

LIQUIDITY

         As of March 31, 2000, the Company had total current assets of $5,194,857, including cash and cash equivalents of $246,270, as compared to $3,877,542 of total current assets and $483,917 of cash and cash equivalents as of March 31, 1999. The Company had current liabilities of $2,677,465, resulting in a current ratio of 1.9 as of March 31, 2000, compared to $1,687,809 and 2.3, respectively, as of March 31, 1999.

         Cash and cash equivalents decreased by $237,647 during fiscal year 2000. Operating activities consumed $469,902 of cash, as compared with cash generation of $103,046 during the prior year. Investing activities consumed $234,395 of cash, while financing activities, principally borrowings under the Company's lines of credit, generated $466,650 during the period.

         The Company reported net income of $417,714 during fiscal year 2000. The Company has net operating loss carryforwards of approximately $2,500,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2000 and the exchange rate as of March 31, 2000, differences between accounts on the consolidated balance sheets as of March 31, 2000 and March 31, 1999 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. In addition, as outlined in Note 2 to the Consolidated Financial Statements, the acquisition of Cash Register Systems, Inc. (CRS) involved no cash outlay other than professional fees. As a consequence, differences as of March 31, 2000 and March 31, 1999, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the Company and CRS as of March 31, 2000. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis. Hereinafter, CRS is referred to as Comtrex Michigan or the Michigan District Office.

         Accounts receivable on a cash flow basis increased during the 2000 fiscal year by $968,079, net of reserves. The increase in receivables is a combination of two factors; overall increased sales levels, and a greater percentage increase in sales to customers with historically slow payment cycles. While net sales for the full fiscal year represented a 19% increase, net sales during the fourth quarter of fiscal year 2000 represented a 35% increase over the fourth quarter of last fiscal year. For the full fiscal year, sales to the Company's distributor in France rose by approximately $900,000, or 75%, over fiscal year 1999. The Company's aged receivables from this distributor, over the twelve year relationship between the two companies, has consistently extended beyond one hundred and twenty days. The Company also extends terms to its U.S. dealer network of up to sixty days, terms of thirty to sixty days to its direct customers through the Atlanta and Michigan District Offices and terms of thirty to ninety days through Comtrex U.K..

         On a cash flow basis, inventories net of reserves rose by $462,963 during fiscal year 2000. Substantially all of the increase in total inventories was represented by the finished goods component of inventories as of March 31, 2000.

         As the Company's proprietary product lines, the Sprint and SuperSprint, have been phased out, these products have been replaced by the open architecture PCS-5000 product series. The hardware utilized with the PCS-5000 is configured principally with assemblies which are generally available, often with off-the-shelf delivery, to the Company. In addition, the iTP series of terminals are received as essentially complete products, with the Company providing final assembly of optional components such as hard disk drives, customer displays and magnetic card reader assemblies. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, at comparable sales levels. The increase in finished goods is a combination of increased sales expectations and increased sales through the Company's directs channels, its District Offices and Comtrex U.K.. The Company is constantly seeking to balance the carrying costs of its inventories against the desire to fill orders both from its distribution network and its direct customers on a timely basis.

         In addition to net income of $417,714, depreciation and amortization of $211,109 represented a significant positive contribution to cash provided by operating activities. Financing activities provided $466,650, principally through increased borrowings under the Company's line of credit of $474,000 during the 2000 fiscal year. Offsetting $53,195 of repayments on notes were proceeds of $45,845 from issuing equity securities pursuant to the exercise of options during the year.

         Investing activities consumed $234,395 of cash during the fiscal year, including capitalized software development expenses of $113,283 and purchases of property and equipment of $117,238. Included in property and equipment purchases is a complete hardware and software upgrade of the primary internal information and accounting system of the Company. The prior system was deemed to not be Year 2000 compliant, and the system upgrade of this system was performed in August of 1999.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the fiscal year ended March 31, 2000, these adjustments resulted in positive impact of $20,621 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a foreign currency translation adjustment in the calculation of shareholders' equity, resulting in contributions to shareholders' equity of $29,651 and $9,030 as of March 31, 2000 and March 31, 1999, respectively.

         In March of 2000, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, renewed its line of credit agreement with Barclays Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on March 30, 2001. Borrowings bear interest at the rate of three percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

         In June of 1999, the Company and PNC Bank N.A. extended an existing credit facility through September 30, 1999 and increased the credit facility from $700,000 to $1,050,000. In September of 1999, the Company and PNC Bank N.A. renewed the existing credit facility through September 30, 2000, and increased the credit facility from $1,050,000 to $1,500,000. The increased borrowing facility no longer distinguishes between borrowings and the issuance by the bank of Irrevocable Letters of Credit and provides the Company with the availability of the total amount of $1,500,000 for either purpose or both purposes combined. In conjunction with the renewal of the facility, certain restrictive provisions pertaining to tangible net worth, as affected by the currency translation adjustment in shareholders' equity, were removed. The balance of the terms and provisions of the facility remained the same. The Company anticipates that its line of credit will be renewed, or replaced, on terms at least as favorable and in the same or larger amount, with a credit facility extending through September 30, 2001.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the coming fiscal year. As of March 31, 2000, the Company had no material commitments for capital expenditures.

RESULTS OF OPERATIONS

Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

         Net sales during fiscal year 2000 increased by 19%, to $9,886,287, as compared with corresponding sales of $8,299,591 during fiscal year 1999. The Company reported net income of $417,714, or $.11 per share, for the fiscal year ended March 31, 2000, as compared with net income of $333,430, or $.09 per share, for the prior fiscal year. Results of operations for the last three quarters of fiscal year 2000 include a consolidation of the operations of the Company's domestic subsidiary, Comtrex Michigan. Acquired by the Company as of June 23, 1999, net sales through Comtrex Michigan were approximately $630,000 for the nine month period.

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

         Administrative expenses increased 10% over the prior fiscal year, from $1,143,496 in fiscal year 1999 to $1,258,924 for the current fiscal year, resulting in a decline from 14% to 13%, when expressed as a percentage of sales. Sales, marketing and customer support expenses increased from $2,043,303, or 25% of sales, during fiscal year 1999, to $2,535,900, or 26% of sales, during fiscal year 2000. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users. The selling and customer support expense required for such direct sales activities generally represents a higher percentage of sales than is associated with sales through a dealer or distribution channel. The slight increase in such expenses, when expressed as a percentage of sales, is a result of the addition of Comtrex Michigan to consolidated results of operation beginning with the second quarter of the fiscal year.

         Cost of sales, expressed as a percentage of net sales, remained constant during the most recent fiscal year at 52%. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 37% of the net sales of Comtrex U.K. represent maintenance, installation, spare parts and implementation services. Such service related revenue is at a greater gross margin than product sales. The market for the Company's products is extremely competitive, and the Company continues to experience gross margin pressure on its products and service offerings in all of its distribution channels. The Company has been successful in increasing its sales through its higher margin, direct, distribution channels. However, there can be no assurance that this continued competitive pressure will not cause future declines in the Company's overall gross margin.

         International sales rose significantly both in absolute terms and when expressed as a percentage of overall net sales. During fiscal year 2000, the Company recorded foreign sales of $6,431,518, or 65% of sales, compared to $4,848,625, or 58% of sales, for fiscal year 1999. A primary factor in this increase was an increase in sales to the Company's French distributor, Restaurant Data Systems (RDS) of approximately $900,000 during fiscal year 2000. In addition, new dealers in the Carribean and Canada and increased sales through Comtrex U.K. contributed to the rise in foreign sales. In July of 1997, RDS and Comtrex began a development, evaluation and trial implementation of the PCS-5000 with Quick Restaurants N.V. in twelve stores in France and Holland. This process resulted in the PCS-5000 being selected, during fiscal year 1999, as the sole approved POS system for new openings and store retrofits of this Belgian operator of quick service hamburger restaurants. During fiscal year 2000, RDS installed approximately one hundred additional Quick locations with the PCS-5000 system, as compared with approximately fifty additional locations during fiscal year 1999.

Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999 (continued)

         Management believes that the primary factor in its ability to maintain growth, both in sales and in profitability, will be establishing and maintaining relationships and distribution channels which provide close contact with its target customers. The Company is continuously engaged in selective acquisition negotiations with entities involved in the sale, service and distribution of integrated systems designed for the foodservice segment of the retailing industry. The key element in the Company's consideration of acquisitions is the ability to retain experienced and knowledgeable management, sales and installation personnel, coupled with an existing customer base both for recurring service revenue and follow-on sales.

         As of June 15, 2000, the Company's consolidated backlog was approximately $1,010,000, as compared with a backlog of $960,000 as of June 18, 1999. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the next ninety (90) days.

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

         Net sales during fiscal year 1999 increased by 30%, to $8,299,591, as compared with corresponding sales of $6,382,948 during fiscal year 1998. The Company reported net income of $333,430, or $.09 per share, for the fiscal year ended March 31, 1999, as compared with net income of $241,399, or $.07 per share, for the prior fiscal year. Company results for fiscal year 1998 consolidated the operations of the Company's U.K. subsidiary, which was acquired as of October 2, 1997, for the second two quarters of the fiscal year. A primary contributing factor to the increase in sales for fiscal year 1999 was the U.K. acquisition, and the resulting consolidation of sales during the entire 1999 fiscal year.

         Administrative expenses increased from $883,759 in fiscal year 1998 to $1,143,496 for fiscal year 1999, while remaining constant at 14% when expressed as a percentage of sales. Sales, marketing and customer support expenses increased from $1,288,821, or 20% of sales, during fiscal year 1998, to $2,043,303, or 25% of sales, during fiscal year 1999. Substantially all of the operating activities of Comtrex U.K., like the Company's District Office in Atlanta, relate to the direct sale, installation and service of products to end-users. The consolidation of the results of operation for Comtrex U.K. for the full 1999 fiscal year, as compared to the last two quarters of fiscal year 1988, was the primary reason for the increase in such expenses both in absolute dollars and when expressed as a percentage of sales.

         Cost of sales decreased during the 1999 fiscal year, from 56% of net sales, for fiscal year 1998, to 52% of net sales, for the fiscal year 1999. The significant reduction in cost of sales and increase in gross margin was a result of the consolidation of sales of Comtrex U.K. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation and implementation services. Such service related revenue is at a greater gross margin than product sales.

         International sales continued to account for greater than 50% of the Company's net sales, rising from $4,021,723, or 63% of sales, to $4,848,625, or 58% of sales, for fiscal years 1998 and 1999, respectively. A primary factor in this increase was the consolidation of sales with the Company's U.K. subsidiary for the full 1999 fiscal year as compared to the second half of fiscal year 1998. In addition, sales to the Company's French distributor, Restaurant Data Systems (RDS) approximately doubled during fiscal year 1999 to $1,200,000.

         As of June 18, 1999, the Company's consolidated backlog was approximately $960,000, as compared with an approximate backlog of $1,050,000 as of June 19, 1998.

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

         The Company believes it has diligently addressed Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems should any additional, and currently unforeseen, problems arise.

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

         Based on the Company's experience to date, and presently available information, any additional costs of addressing potential problems are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources.

Item 7. Financial Statements

         See Item 13 (a) in Part III of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

         Information regarding the Directors of the Company and the compliance of the Company's Directors and Executive Officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10.  Executive Compensation

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements (included in this report):
         Independent Auditors' Report
         Auditors' Report to the Members of Comtrex Systems Corporation Limited Consolidated Balance Sheets at March 31, 2000 and 1999
         Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998
         Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flow for the years ended March 31, 2000, 1999 and 1998
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998

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

(a)3.    Exhibits Filed Pursuant to Item 601 of Regulation S-B:

3.1 *(b)          Certificate of Incorporation, as amended, of the Company

3.2 *(b)          By-Laws, as amended, of the Company

4.1 *(b)          Specimen Common Stock Share Certificate

4.2 *(e) Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to Norman and Shirley Roberts

4.3 *(f) Warrant to Purchase Shares of Common Stock from Comtrex Systems Corporation and Exhibit A (Registration Rights Declaration), dated February 8, 1999, issued to Alvin L. Katz

10.1 *(g)         Stock Purchase Agreement, dated June 23, 1999, between the
                  Company, Michael R. Carter, Matthew R. Carter, Marc R. Carter and Donn Scott Smith

10.2 *(c)         1992 Non-Qualified Stock Option Plan of the Company

10.3 *(d)         1995 Employee Incentive Stock Option Plan of the Company

10.4 *(f)         1999 Stock Option Plan of the Company

10.5 *(e)         Working Cash Line of Credit Agreement between the Company and
                  PNC Bank N.A. dated June 12, 1998.

10.6 *(e)         Security Agreement dated June 12, 1998, delivered by the
                  Company to PNC Bank N.A.

10.7 *(e)         Loan Agreement (Business Overdraft Facility) between Comtrex
                  Systems Corporation LTD and Barclays Bank PLC dated March 30,
                  1998

10.8*(e) Security Agreement (Debenture), dated March 30, 1998, delivered by Comtrex Systems Corporation LTD to Barclays Bank PLC

10.9 *(f)         Financial Advisory Agreement, dated February 8, 1999, between
                  Comtrex Systems Corporation and Alvin L. Katz

21.1 *(a)         Subsidiaries of the Company.................................39

23.1 *(a)         Consent of Drucker, Math & Whitman, P.C.....................40

24.1 *(a)         Powers of Attorney .........................................41

27   *(a)         Financial Data Schedules....................................47

----------
*(a)     Filed herewith.

*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.

*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.

*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.

*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.

*(f) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.

*(g) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 9, 1999.

b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 2000, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                          Independent Auditors' Report

Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey

We have audited the accompanying consolidated balance sheets of Comtrex Systems Corporation (a Delaware corporation) and subsidiaries ("Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Comtrex Systems Corporation Limited (a corporation formed under the laws of England) ("Comtrex UK"), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 35 percent and 39 percent, respectively, of the related consolidated totals for 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtrex UK, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2000 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 2000, 1999 and 1998 listed under Items 13 (a) 2. In our opinion, based on our audit and the report of the other auditors, the financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.


                                              DRUCKER,  MATH & WHITMAN,  P.C.


North Brunswick, New Jersey
June 12, 2000

                       AUDITORS' REPORT TO THE MEMBERS OF

                       COMTREX SYSTEMS CORPORATION LIMITED

                             YEAR TO MARCH 31, 2000




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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the company as at 31 March 2000 and of its profit and cash flows for the year then ended and have been properly prepared in accordance with United States generally accepted accounting principles.


Date:  6, June 2000                                  ROTHMAN PANTALL & CO
                                                     Chartered Accountants &
                                                        Registered Auditors
                                                     Clareville House
                                                     26/27 Oxendon Street
                                                     London  SW1Y 4EP

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,
                                                        ------------------------------------
                                                               2000                     1999
                                                        -----------              -----------
Current assets:

  Cash and cash equivalents                             $   246,270              $   483,917
  Accounts receivable, net of reserve
   of $99,318 in 2000 and $108,010 in 1999                3,022,935                2,043,095
  Inventories                                             1,808,984                1,257,561
  Prepaid expenses and other                                116,668                   92,969
                                                        -----------              -----------

       Total current assets                               5,194,857                3,877,542
                                                        -----------              -----------

Property and equipment:

  Land                                                      156,244                  156,244
  Building                                                  312,656                  312,656
  Machinery, equipment and furniture                      1,639,881                1,512,563
                                                        -----------              -----------
                                                          2,108,781                1,981,463
  Less accumulated depreciation                          (1,372,781)              (1,251,243)
                                                        -----------              -----------

       Net property and equipment                           736,000                  730,220
                                                        -----------              -----------

Other assets:

  Software development costs, net of amortization           409,188                  354,864
  Goodwill, net of amortization                             551,125                  406,998
                                                        -----------              -----------

                                                            960,313                  761,862
                                                        -----------              -----------

                                                        $ 6,891,170              $ 5,369,624
                                                        ===========              ===========

                                       21

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     March 31,
                                                        ------------------------------------
                                                               2000                     1999
                                                        -----------              -----------
Current liabilities:

  Revolving line of credit loan                         $   775,000              $   301,000
  Accounts payable                                        1,020,988                  699,056
  Current portion of long-term debt                          64,711                   64,086
  Income and V.A.T payable                                  146,471                  146,234
  Accrued expenses:
    Payroll                                                 110,596                   22,050
    Other                                                    57,906                   59,982
  Deferred income                                           464,153                  389,753
  Customer deposits                                          37,640                    5,648
                                                        -----------              -----------

       Total current liabilities                          2,677,465                1,687,809
                                                        -----------              -----------

  Deferred income taxes                                      10,051                    9,321
                                                        -----------              -----------

  Long-term debt, net of current portion                    501,880                  575,700
                                                        -----------              -----------

       Total liabilities                                  3,189,396                2,272,830
                                                        -----------              -----------

Commitments and contingency

Shareholders' equity:

  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                                  -                        -
  Common stock, $.001 par value, 10,000,000 and
    5,000,000 shares authorized, 3,840,572 and
    3,593,572 issued and outstanding, as of
    March 31, 2000 and 1999, respectively                     3,841                    3,594
  Additional paid-in capital                              5,757,704                5,591,306
  Foreign currency translation adjustments                   29,651                    9,030
  Accumulated deficit                                    (2,089,422)              (2,507,136)
                                                        -----------              -----------

       Total shareholders' equity                         3,701,774                3,096,794
                                                        -----------              -----------

                                                        $ 6,891,170              $ 5,369,624
                                                        ===========              ===========

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                     2000                   1999                   1998
                                               ----------            -----------             ----------

Net sales                                      $9,886,287             $8,299,591             $6,382,948
                                               ----------            -----------             ----------
Costs, expenses, and other:
  Cost of sales                                 5,128,900              4,330,906              3,562,600
  Administrative                                1,258,924              1,143,496                883,759
  Research and development                        188,123                154,845                193,684
  Sales and marketing                           1,002,739                804,486                634,137
  Customer support                              1,533,161              1,238,817                654,684
  Depreciation and amortization                   211,109                195,938                157,716
  Interest expense, net                           102,454                 59,710                 45,276
                                               ----------             ----------            -----------

                                                9,425,410              7,928,198              6,131,856
                                               ----------             ----------            -----------

Income before income taxes                        460,877                371,393                251,092

Provision for income taxes                         43,163                 37,963                  9,693
                                               ----------             ----------            -----------

Net income                                     $  417,714             $  333,430            $   241,399
                                               ==========             ==========            ===========

Per share basis:

  Basic:
    Net income                                 $      .11             $      .09            $       .07
                                               ==========             ==========            ===========

  Diluted:
    Net income                                 $      .11             $      .09            $       .07
                                               ==========             ==========            ===========

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998



                                      Common Stock                              Foreign
                                -----------------------        Additional      currency                               Total
                                  Shares                        paid-in       translation      Accumulated         shareholders'
                                  issued        Amount          capital       adjustments        deficit              equity
                                ---------       ------        -------------    -----------     ------------        -------------
Balance,  March 31,
  1997                          3,164,022        $3,165         $5,315,970                      ($ 3,081,965)         $ 2,237,170

Issuance of
  common stock,
  exercise of options              19,550            19              7,922                                                  7,941
Issuance of
  common stock,
  purchase of
  subsidiary                      400,000           400            233,200                                                233,600
Net income                                                                                           241,399              241,399
Foreign currency                                                                $    34,912                                34,912
  translation adjustments
Comprehensive income                                                                                                      276,311
                              -----------        ------         ----------      -----------     ------------          -----------

Balance,  March 31,
  1998                          3,583,572         3,584          5,557,092           34,912     (  2,840,566)           2,755,022

Issuance of
  common stock,
  exercise of options              10,000            10              7,790                                                  7,800
Issuance of warrants
  for service                                                       26,424                                                 26,424
Net income                                                                                           333,430              333,430
Foreign currency                                                                    (25,882)                              (25,882)
  translation adjustment
Comprehensive income                                                                                                      307,548
                              -----------        ------         ----------      -----------     ------------          -----------

Balance, March 31,
  1999                          3,593,572         3,594          5,591,306            9,030     (  2,507,136)           3,096,794

Issuance of
  common stock,
  exercise of options              77,000            77             45,768                                                 45,845
Issuance of
  common stock,
  exercise of convertible
  debentures                       20,000            20             19,980                                                 20,000
Issuance of
  common stock,
  purchase of
  subsidiary                      150,000           150            100,650                                                100,800
Net income                                                                                           417,714              417,714
Foreign currency                                                                     20,621                                20,621
  translation adjustments
Comprehensive income                                                                                                      438,335
                              -----------        ------         ----------      -----------     ------------          -----------
Balance, March 31,
  2000                          3,840,572        $3,841         $5,757,704      $    29,651     ($ 2,089,422)         $ 3,701,774
                              ===========        ======         ==========      ===========      ===========          ===========





                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                    2000                   1999                   1998
                                                               -------------          -------------           ------------
Cash flows from operating activities:
  Net income                                                   $     417,714          $     333,430           $    241,399
  Adjustments to reconcile to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                    211,109                195,938                157,716
    Provisions for (recovery of)
      losses on accounts receivable                                   31,702          (       9,472)          (     57,217)
    Provisions for (recovery of) losses on inventories                20,000                 50,848           (     37,920)
    Foreign currency translation adjustments                          20,621          (      25,882)          (      2,278)
    Loss on sale of fixed assets                                       4,382                  3,554                      -
    Warrants issued for services                                           -                 26,424                      -
Changes in assets and liabilities:
      Certificate of deposit                                               -                      -                100,000
      Accounts receivable                                      (     999,781)         (     322,469)          (    188,602)
      Inventories                                              (     482,963)         (     127,626)               246,532
      Prepaid expenses and other                               (      23,699)                 9,569                 20,386
      Accounts payable                                               169,563          (     143,296)          (     32,771)
      Accrued expenses and other                                      79,336                    245           (      4,807)
      Deferred income                                                 82,114                111,783                      -
                                                               -------------          -------------           ------------

    Net cash provided (used) by operating activities           (     469,902)               103,046                442,438
                                                               -------------          -------------           ------------

Cash flows from investing activities:
  Purchases of property and equipment                          (     117,238)         (      94,687)          (     36,304)
  Software development costs                                   (     113,283)         (     102,453)          (     37,538)
  Proceeds from disposals of fixed assets                              4,125                  1,007                  7,472
  Cost of acquiring subsidiary                                 (       8,487)                     -           (     82,604)
  Cash (overdraft) of subsidiary at date acquired                        488                      -           (     81,582)
                                                                 -----------          -------------           ------------
Net cash used in investing activities                          (     234,395)         (     196,133)          (    230,556)
                                                                 -----------          -------------           ------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit, net                 474,000                301,000                      -
  Repayments on notes payable                                  (      30,486)         (      32,500)          (     32,500)
  Repayments on debt                                           (      22,709)         (      12,913)          (     16,592)
  Proceeds from issuing equity securities                             45,845                  7,800                  7,941
                                                              --------------          -------------           ------------

    Net cash provided (used)  by financing activities                466,650                263,387           (     41,151)
                                                               -------------          -------------           ------------

    Net increase (decrease) in cash                           (      237,647)               170,300                170,731

Cash and cash equivalents, beginning of year                         483,917                313,617                142,886
                                                               -------------          -------------          -------------

Cash and cash equivalents, end of year                         $     246,270          $     483,917           $    313,617
                                                               =============          =============           ============





                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998



                                                                    2000                   1999                 1998
                                                               -------------          -------------        --------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                  $     102,455          $      59,710        $        38,321
                                                               =============          =============        ===============
     Income taxes                                              $       2,088          $      12,500        $        26,600
                                                               =============          =============        ===============

Non-cash financing activity:
    In fiscal year 1998, the Company purchased all of the outstanding capital stock of Data Systems Terminals Limited, its U.K. subsidiary. See Note 2 for the non-cash consideration paid. In connection with the U.K. acquisition, debt of the subsidiary approximating $369,000 was assumed.

    In fiscal year 2000, the Company purchased all of the outstanding capital stock of Cash Register Systems, Inc., its domestic subsidiary (Comtrex Michigan). See Note 2 for the non-cash consideration paid.

    In fiscal year 2000, $20,000 of convertible debentures were converted into 20,000 shares of the Company's common stock.








                        See notes to financial tatements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


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

         In April, 1996, Comtrex acquired the operations of a distributor in Atlanta, Georgia and engaged in the direct sale and service of its products in both the Atlanta metropolitan area and in the southeast United States. In October, 1997, Comtrex acquired its distributor in the United Kingdom and engaged in the direct sale and service of its products throughout the U.K. In June, 1999, Comtrex acquired its dealer in Pontiac, Michigan and engaged in the direct sale and service of its products in the Detroit metropolitan area and in the mid-western United States. Hereinafter, Comtrex and its subsidiaries are referred to as the Company.

        Principles of consolidation:

        The consolidated financial statements include the accounts of Comtrex and its wholly owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (continued)

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

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $58,960, $57,158, and $65,740, for the years ended March 31, 2000, 1999, and 1998, respectively. Accumulated amortization was $680,089 and $621,129 at March 31, 2000 and 1999, respectively.

        Goodwill:

        Goodwill represents the cost in excess of net assets acquired related to Comtrex's acquisition of its subsidiaries. Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization was $60,789 and $33,000 at March 31, 2000 and 1999, respectively. Goodwill is periodically reviewed by the Company for impairment to determine if the fair value is less than the carrying value.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (continued)

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

        Income per share:

        Basic income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed as above while giving effect to all dilutive potential common shares (but not giving effect to securities that would have an antidilutive effect, as would occur in loss years) that were outstanding during the period.

        Reclassifications:

        Reclassifications have been made to the consolidated financial statements as of March 31, 1998 to conform to the presentation as of March 31, 1999. The reclassifications have no effect on financial position or results of operations.

2.      ACQUISITION OF SUBSIDIARIES:

        U.K. subsidiary:

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


2.      ACQUISITION OF SUBSIDIARIES:  (continued)

        U.K. subsidiary: (continued)

        The following consideration was paid for the acquisition:

a) 400,000 restricted shares of Common Stock. These were not transferrable on or before October 2, 1999.

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

         The business combination has been accounted for using the purchase method. The results of operations of Comtrex UK have been included in the statement of operations since the date of acquisition.

         The cost of the acquired enterprise is $681,204, which represents 400,000 shares of Comtrex Common Stock with an assigned value of $233,600, the $300,000 Debenture, the $65,000 Note and legal and accounting fees associated with the transaction of $82,604. Acquired goodwill of $439,998 will be amortized over 20 years, using the straight-line method.

         Domestic subsidiary:

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 150,000 restricted shares of the Company's common stock. CRS operates as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. See Note 8.

         The business combination has been accounted for using the purchase method. The results of operations of Comtrex Michigan are included in the statements of operations for the year ended March 31, 2000 since the date of acquisition.

         The cost of the acquired enterprise is $171,915, which represents 150,000 shares of Comtrex common stock with an assigned value of $100,800, $62,628 of net liabilities assumed in the transaction and associated legal fees of $8,487. Acquired goodwill of $171,915 will be amortized over 20 years, using the straight-line method.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


3.      INVENTORIES:
                                                       2000         1999
                                                    ----------  -----------

        Raw materials                               $  838,633   $  837,922
        Work-in-process                                 50,838       65,431
        Finished goods                                 999,513      431,430
        Reserve for excess and obsolete inventory  (    80,000) (    77,222)
                                                    ----------  -----------
                                                    $1,808,984   $1,257,561
                                                    ==========  ===========

4.      SIGNIFICANT CUSTOMERS:

        The customers listed below accounted for a significant portion of sales and receivables:

                                    % of Sales                % of Receivables
                           Fiscal Year Ended March 31,         as of March 31,
                         ----------------------------------  ------------------

                            2000         1999        1998     2000        1999
                         ----------   ----------   --------  --------- --------

         Customer "A"       21%          15%          10%      40%         32%
         Customer "B"        7%          17%          10%      16%         15%

        Customers "A" and "B" are foreign corporations.

5.      LONG-TERM DEBT:

                                                                               2000               1999
                                                                         ----------           ------------
        Convertible debenture, issued in connection
        with acquisition of the U.K. subsidiary.  See Note 2(b).         $  280,000           $  300,000

        Note payable, bank, due 2016, paid in monthly
        installments of $3,019 which includes interest.
        Interest is the bank's base prime rate plus 2
        percent. The bank's base rate was 6.0 percent
        at March 31, 2000. Substantially all assets of
        the U.K. subsidiary serve as collateral.                            278,104              305,001

        Notes payable, financial companies, due from
        2000 to 2002, payable in monthly installments
        of $2,403 which includes interest ranging from 5 to
        11.5 percent. Secured by certain assets financed.                     8,487               34,785
                                                                         ----------           ----------
                                                                            566,591              639,786

        Less current portion                                                 64,711               64,086
                                                                         ----------           ----------

                                                                         $  501,880           $  575,700
                                                                         ==========           ==========


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


5.      LONG TERM DEBT: (continued)

        Payable as follows: (assuming no conversion of convertible debenture)

         2001                              $    64,711
         2002                                  131,799
         2003                                  129,011
         2004                                  105,678
        thereafter                             135,392

6.      STOCK OPTION PLANS / WARRANTS:

        1985 Employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 400,000. The plan provided for the granting of options to officers and other key employees. There are no outstanding options at March 31, 2000. Through March 31, 1997, 252,000 options were exercised and 133,000 expired. No options are available for grant.

        The following is a summary of activity under the 1985 Employee incentive stock option plan:

                                                                          Outstanding Options
                                                              ---------------------------------------------
                                                              Number            Price Range            Total
                                                              ------            -----------            -----

Balance, March 31, 1997                                         15,000    $    .81    - $   .84     $   12,300

Balance, March 31, 1998                                         15,000         .81    -     .84         12,300
        Forfeited                                         (      5,000)                     .84    (     4,200)
                                                          ------------   ----------------------    ----------

Balance, March 31, 1999                                         10,000                      .81          8,100
        Exercised                                         (     10,000)                     .81    (     8,100)
                                                          ------------   ----------------------    ----------

Balance March 31, 2000                                               -                        -              -
                                                          ============   ======================    ===========



1992 Non-qualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 150,000 shares. Options are exercisable at any time for a period of five years from date of grant. Outstanding options have a weighted average remaining contract life of 2.4 years at March 31, 2000. The plan was terminated, as to future grants available thereunder, with the approval by shareholders of the 1999 stock option plan in August of 1999.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


6.      STOCK OPTION PLANS / WARRANTS:  (continued)

1992 Non-qualified stock option plan: (continued)

The following is a summary of activity under the 1992 Non-qualified stock option plan:



                                                               Outstanding Options
                                    Available    -------------------------------------------------
                                    for Grant         Number            Price Range          Total
                                    ---------         ------            -----------          -----
Balance, March 31, 1997                55,000         95,000     $   .59    - $ 1.75    $   94,020
        Granted                  (     14,000)        14,000                     .44         6,160
        Forfeited                      27,000    (    27,000)        .88    -   1.50   (    33,060)
                                  -----------    -----------     -------------------    ----------
Balance, March 31, 1998                68,000         82,000         .44    -   1.75        67,120
        Granted                  (     14,000)        14,000                    1.00        14,000
        Forfeited                       4,000    (     4,000)                    .88   (     3,520)
        Exercised                           -    (     8,000)                    .88   (     7,040)
                                  -----------    -----------     ---------------------  ----------
Balance, March 31, 1999                58,000         84,000         .44    -   1.75        70,560
        Granted                  (     14,000)        14,000                     .94        13,160
        Forfeited                      12,000    (    12,000)                   1.75  (     21,000)
        Exercised                           -    (    22,000)        .63    -    .81  (     14,220)
        Termination of plan      (     56,000)   (         -)                      -             -
                                  -----------    ------------    -------------------  ------------

Balance, March 31, 2000                     -         64,000     $   .44    - $ 1.00   $    48,500
                                 ============    ===========     ===================  ============

        1995 Employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 250,000 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. Outstanding options have a weighted average remaining contract life of 3.4 years at March 31, 2000.

        The following is a summary of activity under the 1995 Employee incentive stock option plan:



                                                               Outstanding Options
                                    Available    -------------------------------------------------
                                    for Grant         Number            Price Range          Total
                                    ---------         ------            -----------          -----
Balance, March 31, 1997              217,000          33,000                  $ .63    $    20,790
        Granted                 (    105,000)        105,000         .38   -    .88         59,600
        Forfeited                      4,000    (      4,000)                   .63     (    2,520)
        Exercised                          -    (     19,550)        .38   -    .63          7,942)
                                ------------    ------------    -------------------    -----------
Balance, March 31, 1998              116,000         114,450         .38   -    .88         69,928
        Forfeited                     28,000    (     28,000)        .38   -    .88     (   23,340)
        Exercised                          -    (      2,000)                   .38     (      760)
                                ------------       -------------   ------------------  -----------
Balance, March 31, 1999              144,000          84,450         .38   -    .69         45,828
        Granted                 (     40,000)         40,000        1.00   -   1.25         41,250
        Forfeited                      1,000    (      1,000)                   .63     (      630)
        Exercised                          -    (     45,000)        .38   -    .69     (   23,525)
                                ------------       -------------   ------------------  -----------

Balance, March 31, 2000              105,000          78,450        $.38   - $ 1.25    $    62,923
                                ============      ==============   ==================  ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


6.      STOCK OPTION PLANS / WARRANTS: (continued)

        1999 Stock option plan:

        During fiscal year 2000, the Company adopted a stock option plan. The plan provides for the granting of up to 200,000 options to employees, directors and other individuals responsible for making significant contributions to the Company's business. The option price must equal at least 100% of the market price on the date of grant. By adoption of the plan, future grants under the 1992 non-qualified stock option plan were terminated. There are no outstanding options under the 1999 stock option plan at March 31, 2000.

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

        Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed as indicated:

                                2000              1999           1998
                         ---------------    --------------  ------------
Net income as reported   $        417,714   $      333,430  $    241,399
                         ================   ==============   ===========
Pro forma                $        387,729   $      330,866  $    168,124
                         ================   ==============   ===========

Income per share:
  Basic, as reported     $            .11   $          .09   $       .07
                         ================   ==============   ===========
  Basic, Pro forma       $            .10   $          .09   $       .05
                         ================   ==============   ===========
  Diluted, as reported   $            .11   $          .09   $       .07
                         ================   ==============   ===========
  Diluted, Pro forma     $            .10   $          .09   $       .05
                         ================   ==============   ===========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 63% and a risk-free interest rate of 6.0%.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


7.      INCOME TAXES:

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,500,000 (which begin to expire in 2004). Such loss carryforwards result in deferred tax assets of approximately $1,000,000, which has been offset by a valuation allowance of equal amount. During the year ended March 31, 2000, the valuation account was reduced by $140,000.

        The components of the provision for income taxes consist of:

                                                    2000                   1999                   1998
                                               --------------         --------------        --------------
   Current provision, foreign                   $      43,163         $       37,963        $        9,693
   Current provision, U.S.                            140,000                100,000                84,416
   Utilization of loss carryforwards           (      140,000)       (       100,000)       (       84,416)
                                               --------------         --------------         -------------

                                                 $     43,163         $       37,963         $       9,693
                                                =============         ===============        =============

        A reconciliation of the reported amount of provision for income taxes to the amount that would result from applying domestic federal statutory tax rates (34%) to pretax income follows:

                                                            2000                   1999
                                                      ----------------       ----------------
   Income tax provision at U.S. statutory rate         $      156,698         $      126,274
   International rate differences                     (        15,684)      (         17,756)
   Utilization of loss carryforwards at 34%           (       119,000)      (         85,000)
   Other                                                       21,149                 14,445
                                                      ---------------        ---------------

                                                       $       43,163         $       37,963
                                                      ===============        ===============

8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire through the fiscal year ending 2004. Rent expense was approximately $337,000, $327,000 and $285,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Rental commitments under non-cancelable operating leases for the years ending March 31, are as follows: 2001, $267,000; 2002, $237,000; 2003,
$113,000; 2004, $19,000.

        The Company maintains a 401(k) plan ("Plan") in which substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2 % of the employee's earnings. The Company's subsidiary in England maintains a defined contribution plan ("U.K. Plan") in which substantially all employees may participate, subject to invitation by that entity's Directors. Under the U.K. Plan, Comtrex UK is committed to fund $15,000 annually for certain executive employees plus three percent of salaries for other participants. The Company's contributions to both plans aggregated $33,000, $33,000 and $31,000 in the fiscal years ending March 31, 2000, 1999 and 1998, respectively.

        The Company has employment agreements with four employees, executed in conjunction with the acquisition of its domestic subsidiary, which provide for an aggregate of $224,000 in minimum annual salaries. Two of the agreements contain provisions which provide for bonuses and commission payments based on the achievement of certain sales levels, under which the Company made payments in fiscal year 2000. All four agreements expire in June, 2002.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


9.       SEGMENT INFORMATION:

        In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company has two reportable segments: the United States and the United Kingdom.

                                                 2000                   1999                   1998
                                             -------------           ------------           ------------
Net sales:
  United States, domestic                     $  3,454,769           $  3,450,966           $  2,361,225
  United States, export                          3,625,517              1,979,661              2,717,651
  United Kingdom*                                3,852,108              3,750,115              1,780,170
  Transfers between segments                 (   1,046,107)         (     881,151)         (     476,098)
                                             -------------           ------------           ------------

    Net sales                                 $  9,886,287           $  8,299,591           $  6,382,948
                                               ===========            ===========           ============

Income (loss) before income taxes:
  United States                               $    311,750           $    224,065           $    211,040
  United Kingdom*                                  173,077                163,878                 41,491
  Corporate                                  (      23,950)         (      16,550)         (       1,439)
                                            --------------           ------------           ------------

Income before income taxes                    $    460,877           $    371,393           $    251,092
                                              ============           ============           ============

Depreciation and amortization:
  United States                               $    137,776           $    114,581           $    123,538
  United Kingdom*                                   44,933                 52,957                 19,978
  Corporate                                         28,400                 28,400                 14,200
                                            --------------           ------------           ------------

                                              $    211,109           $    195,938           $    157,716
                                              ============           ============           ============

Identifiable assets:
  United States                               $  4,841,358           $  3,437,205           $  3,017,826
  United Kingdom*                                2,414,652              2,062,349              1,856,899
  Corporate                                        384,998                406,998                428,998
  Eliminations                               (     749,838)         (     536,928)         (     500,190)
                                              ------------           ------------           ------------

    Total assets                              $  6,891,170           $  5,369,624           $  4,803,533
                                               ===========            ===========           ============

Long lived assets:
  United States                               $    150,716           $    122,568           $    122,687
  United Kingdom*                                  585,284                607,652                630,391
                                              -------------          ------------           ------------

                                              $    736,000           $    730,220           $    753,078
                                               ===========           ============           ============

* Subsidiary acquired October 2, 1997

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


10.     PER SHARE INFORMATION:

        A reconciliation of the average number of common shares outstanding used in the basic and diluted computations follows:

                                                              Average Common Shares Outstanding

                                                           2000             1999             1998
                                                      -----------       ----------       ----------

  Basic                                                 3,730,947        3,590,405        3,375,130
  Diluted effect of stock options                          75,610           75,501           42,751
  Diluted effect of convertible debenture                 298,333          300,000          150,000
                                                      -----------       ----------       ----------

    Diluted                                             4,104,890        3,965,906        3,567,881
                                                      ===========       ==========       ==========

       For purposes of computing diluted per share data in 2000, 1999 and 1998, $24,000, $24,000 and $12,000, respectively, of interest related to the convertible debenture was added to net income.

11.    BANK LOAN, LINE OF CREDIT:

        At March 31, 2000, the Company was advanced $775,000 against a line of credit facility of $1,500,000. The loan bears interest at the bank's prime rate (8.75 percent at March 31, 2000) and is collateralized by substantially all domestic assets of the Company.

12.     COMPREHENSIVE INCOME:

        In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $438,335, $307,548 and $276,311 for fiscal years 2000, 1999 and 1998, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMTREX SYSTEMS CORPORATION



Date:    June 27, 2000             By:   /s/
                                      ----------------------------------
                                        Jeffrey C. Rice, President and
                                        Chief Executive Officer


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

Signature                                            Title                                       Date
---------                                            -----                                       ----


         /s/                                         President, Director and                     June 27, 2000
------------------------------------                 Principal Executive Officer
Jeffrey C. Rice


         /s/                                         Principal Financial and                     June 27, 2000
------------------------------------                 Accounting Officer
Kenneth J. Gertie


  *                                                  Director                                    June 27, 2000
------------------------------------
Sidney Dworkin


  *                                                  Director                                    June 27, 2000
------------------------------------
Steven D. Roberts


  *                                                  Director                                    June 27, 2000
------------------------------------
Larry Irwin


  *                                                  Director                                    June 27, 2000
------------------------------------
Nathan Lipson


  *                                                  Director                                    June 27, 2000
------------------------------------
Alan G. Schwartz


  *                                                  Director                                    June 27, 2000
------------------------------------
Anthony Maladra


  * By   /s/
------------------------------------
Jeffrey C. Rice
Attorney-in-Fact
