Form 10QSB
period 2000-06-30
COMTREX SYSTEMS CORP
filed 2000-08-10
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    --------------

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                 22-2353604
--------------------------------               --------------------------
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

                   Yes     X                 No
                        -------                  -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 7, 2000
-----------------------------                    -----------------------------
Common Stock, par value $.001                            3,846,572


Transitional Small Business Disclosure Form (check one):

                     Yes                       No     X
                          -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at June 30, 2000 and March 31, 2000

                  Unaudited Consolidated Statement of Operations
                    for the three months ended June 30, 2000 and 1999

                  Unaudited Consolidated Statement of Cash Flow for the
                    three months ended June 30, 2000 and 1999

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


                                     PART II
                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                         (Unaudited)
                                                        June 30, 2000   March 31, 2000
                                                       ---------------  --------------
Current assets:
  Cash and cash equivalents                               $   193,452     $   246,270
  Accounts receivable, net of reserve of
    $90,626 and $99,318 as of June 30, 2000
    and March 31, 2000, respectively                        2,806,084       3,022,935
  Inventories                                               2,046,356       1,808,984
  Prepaid expenses and other                                  159,520         116,668
                                                          -----------     -----------
      Total current assets                                  5,205,412       5,194,857
                                                          -----------     -----------

Property and equipment:
  Land                                                        156,244         156,244
  Building                                                    312,656         312,656
  Machinery, equipment, furniture and leasehold             1,663,312       1,639,881
                                                          -----------     -----------
                                                            2,132,212       2,108,781
  Less - accumulated depreciation                          (1,400,150)     (1,372,781)
                                                          -----------     -----------
      Net property and equipment                              732,062         736,000
                                                          -----------     -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization                                       419,898         409,188
  Goodwill, net of amortization                               543,455         551,125
                                                          -----------    ------------
      Total other assets                                      963,353         960,313
                                                          -----------     -----------


        TOTAL ASSETS                                      $ 6,900,827     $ 6,891,170
                                                          ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit loan                           $ 1,025,000     $   775,000
  Accounts payable                                            824,452       1,020,988
  Current portion of long term debt                            39,476          64,711
  Income and V.A.T. payable                                   107,907         146,471
  Accrued expenses                                            201,270         168,502
  Deferred revenue                                            377,933         464,153
  Customer deposits                                            34,835          37,640
                                                          -----------     -----------
      Total current liabilities                             2,610,873       2,677,465
                                                          -----------     -----------

Deferred income taxes                                          10,051          10,051
                                                          -----------     -----------

Long term liabilities:
  Long term debt, net of current                              243,070         245,213
  Convertible debentures payable, net of current              280,000         256,667
                                                          -----------     -----------
      Total long term liabilities                             523,070         501,880
                                                          -----------     -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                             -               -
  Common stock, $.001 par value, 10,000,000
    shares authorized, 3,846,072 and 3,840,572
    issued and outstanding as of
    June 30, 2000 and March 31, 2000, respectively               3,847           3,841
  Additional paid-in capital                                 5,762,557       5,757,704
  Foreign currency translation adjustment                        9,274          29,651
  Accumulated deficit                                       (2,018,845)     (2,089,422)
                                                           -----------     -----------
      Total shareholders' equity                             3,756,833       3,701,774
                                                           -----------     -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                $ 6,900,827     $ 6,891,170
                                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)


                                                          Three months ended
                                                               June 30,
                                                           2000         1999
                                                       -----------  -----------

Net sales                                              $ 2,270,201  $ 2,145,415

Costs and expenses:
  Cost of sales                                          1,067,526    1,123,747
  Administrative                                           313,916      294,092
  Research and development                                  52,196       35,995
  Sales and marketing                                      261,370      224,387
  Customer support                                         403,037      289,739
  Depreciation and amortization                             55,290       47,653
                                                       -----------  -----------

                                                         2,153,335    2,015,613
                                                       -----------  -----------

Income from operations                                     116,866      129,802

Interest expense, net                                      (33,960)     (12,368)
                                                        ----------- -----------

Income before income taxes                                  82,906      117,434

Provision for income taxes                                 (12,329)      (6,170)
                                                       -----------  -----------

Net income                                             $    70,577  $   111,264
                                                       ===========  ===========

Basic earnings per share:
  Net income                                                $  .02       $  .03
                                                       ===========  ===========

Diluted earnings per share:
  Net income                                                $  .02       $  .03
                                                       ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)

                                                                   Three months ended
                                                                        June 30,
                                                                   2000           1999
                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   70,577     $  111,264
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                55,290         47,653
      Provisions for losses on accounts
        receivable                                                 (8,692)         3,000
      Provisions for losses on inventories                              -         20,000
      Foreign currency translation adjustment                     (20,377)       (11,538)
    (Increase) decrease in -
      Accounts receivable                                         169,830       (306,705)
      Inventories                                                (254,025)      (440,624)
      Prepaid expenses and other                                  (44,662)       (36,799)
    Increase (decrease) in -
      Accounts payable                                           (151,323)       569,439
      Current portion of long term debt                           (23,233)             -
      Accrued expenses                                              1,958          7,539
      Customer deposits                                            (2,806)        32,412
      Deferred revenue                                            (67,011)      (108,460)
      Notes payable, current                                            -              -
                                                              -----------     -----------

        Net cash provided by (used in)
          operating activities                                   (274,474)      (112,819)
                                                              -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                             (23,431)       (11,718)
  Purchases of software and capitalized
    software and design                                           (30,962)       (25,557)
                                                               -----------    ----------

        Net cash provided by (used in)
          investing activities                                    (54,393)       (37,275)
                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                            250,000        (30,000)
  Increase in (payments on) debt, net                              21,189         (8,929)
  Proceeds from issuing equity securities                           4,860          2,091
                                                              -----------    -----------

        Net cash provided by (used in)
          financing activities                                    276,049        (36,838)
                                                              -----------    -----------

        Net increase (decrease) in cash                           (52,818)      (186,932)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    246,270        483,917
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   193,452    $   296,985
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

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

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the SEC.

         Foreign currency translation:

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in shareholders' equity.


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                        June 30,           March 31,
                                                          2000               2000
                                                      -----------        -----------
Raw materials                                         $   996,302        $   838,633
Work-in-process                                            42,877             50,838
Finished goods                                          1,087,177            999,513
Reserve for excess and obsolete inventory                 (80,000)           (80,000)
                                                      -----------        -----------

                                                      $ 2,046,356        $ 1,808,984
                                                      ===========        ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,452,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $985,000, which has been offset by a valuation allowance of equal amount. During the quarter ended June 30, 2000, the valuation account was reduced by $15,000.

         The components of the provision for income taxes for the quarter ended June 30, 2000 consist of current expense (foreign) of $12,128, and current expense (U.S.) of $15,200, respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


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

         A reconciliation of the basic and diluted EPS for the three months ended June 30, 2000 and 1999 is as follows:

                                                                                        Three months ended
                                                                                           June 30, 2000
                                                                       ----------------------------------------------------
                                                                          Income               Shares             Per Share
                                                                       ---------            ----------            ---------
Net income                                                             $  70,577
Basic EPS:
  Income available to common shareholders                              $  70,577            3,840,572               $  0.02
Effect of dilutive securities, options and
  warrants                                                                                     66,187
Effect of dilutive convertible debenture                                                      280,000
Diluted EPS:
  Income available to common shareholders                              $  76,177            4,186,759               $  0.02



     For purposes of computing diluted per share data, $5,600 of interest related to the convertible debenture was added to net income.

                                                                                        Three months ended
                                                                                           June 30, 1999
                                                                       ----------------------------------------------------
                                                                          Income              Shares              Per Share
                                                                       ---------           -----------            ---------
Net income                                                             $ 111,264
Basic EPS:
  Income available to common shareholders                              $ 111,264            3,597,239               $  0.03
Effect of dilutive securities, options                                                         63,322
Effect of dilutive convertible debenture                                                      300,000
Diluted EPS:
  Income available to common shareholders                              $ 117,264            3,960,561               $  0.03

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

5.       SEGMENT INFORMATION:

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

                                     Three months ended
                                           June 30,
                                     2000         1999
                                 -------------------------
Net sales:
    United States, domestic      $   867,330  $   711,904
    United States, export            754,883      923,133
    United Kingdom                   967,035      879,197
    Transfers between segments  (    319,047)(    368,819)
                                 -----------  -----------

      Net sales                  $ 2,270,201  $ 2,145,415
                                 ===========  ===========


Income (loss) before income taxes:
    United States                $    47,945  $   125,581
    United Kingdom                    60,739       24,550
    Corporate                        (25,778)     (32,697)
                                 -----------  -----------

      Income before
        income taxes             $    82,906  $   117,434
                                 ===========  ===========


Depreciation and amortization:
    United States                $    38,594  $    30,959
    United Kingdom                     9,596        9,594
    Corporate                          7,100        7,100
                                 -----------  -----------

                                 $    55,290  $    47,653
                                 ===========  ===========

                                            June 30, 2000             March 31, 2000
                                            -------------             --------------
Identifiable assets:
  United States                               $ 5,131,468               $ 4,841,358
  United Kingdom                                2,197,483                 2,414,652
  Corporate                                       379,498                   384,998
  Eliminations                               (    807,622)             (    749,838)
                                              -----------               -----------

    Total assets                              $ 6,900,827               $ 6,891,170
                                              ===========               ===========


Long lived assets:
  United States                               $   150,379               $   150,716
  United Kingdom                                  581,683                   585,284
                                              -----------               -----------

                                              $   732,062               $   736,000
                                              ===========               ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

6.       COMPREHENSIVE INCOME:

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $50,200 and $52,962 for the quarters ended June 30, 2000 and 1999, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

7.       BANK LOAN, LINE OF CREDIT:

         On July 5, 2000, the Company entered into a credit facility with Summit Bank, replacing an existing facility, which had extended through September of 2000, with PNC Bank N.A. The new credit facility, which extends through September of 2001, provides the Company with the availability of a total amount of $2,000,000 for borrowings and the issuance of Irrevocable Letters of Credit. Outstanding borrowings bear interest at either the bank's prime rate of interest minus one half of one percent (0.50%), or two and one half percent (2.50%) above the London Interbank Offered Rate (LIBOR), at the Company's option. For borrowings under which interest will be computed on the LIBOR formula, the Company must place minimum principal amount draws of $200,000, on no more than three (3) loans outstanding at any one time, for a period of either one, two or three months. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with PNC Bank N.A. provided the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit. Loans under the facility with PNC Bank bore interest at the bank's prime rate and were also collateralized by substantially all domestic assets of the Company.

8.       STOCK PURCHASE TRANSACTION:

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

         The cost of the acquired enterprise is $171,915, which represents 150,000 shares of Comtrex common stock with an assigned value of $100,800, $62,628 of net liabilities assumed in the transaction and associated legal fees of $8,489. Acquired goodwill of $171,915 is being amortized over 20 years, using the straight-line method.

Item 2.  Management's Discussion and Analysis or Plan of Operation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-QSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information on potential risks is contained in the Item 1 section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the SEC.


Liquidity and Capital Resources

         As of June 30, 2000, the Company had total current assets of $5,205,412, including cash and cash equivalents of $193,452, as compared to $5,194,857 of total current assets and $246,270 of cash and cash equivalents as of March 31, 2000. The Company had current liabilities of $2,610,873, resulting in a current ratio of 2.0 as of June 30, 2000, compared to $2,677,465 and 1.9, respectively, as of March 31, 2000.

         Cash and cash equivalents decreased by $52,818 during the first three months of fiscal year 2001. Operating activities consumed $274,474 of cash, as compared with cash consumption of $112,819 for the corresponding prior year period. Investing activities consumed $54,393 during the first quarter of 2001 while financing activities provided $276,049 as compared with a net consumption of $74,113 for investing and financing activities in the corresponding prior year period.

         The Company reported net income of $70,577 for the three month period ended June 30, 2000. The Company has net operating loss carryforwards of approximately $2,452,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange as of the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2001 and the exchange rate as of March 31, 2000, differences between accounts on the consolidated balance sheets as of June 30, 2000 and March 31, 2000 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $169,830, net income of $70,577 and depreciation of $55,290 represented significant positive contributions to cash flow for the period ending June 30, 2000. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at the same approximate quarterly amount. These positive cash flows were offset by an increase in inventories of $254,025, a decrease in accounts payable of $151,323 and a decrease in deferred revenues of $67,011. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. The decrease in accounts receivable is a result of aggressive collection efforts, and was achieved despite June sales accounting for approximately one-half of sales for the quarterly period.

          During the quarter, work-in-process inventory declined by $7,961, while finished goods and raw materials inventories increased by $87,664 and $157,669, respectively. The iTP product of the Company is manufactured to the Company's specifications by Firich Enterprises, formerly Commercial Data Systems, in Taiwan, and sold in conjunction with the software for the PCS-5000 series. Orders for the iTP are placed by the Company with an approximate lead time of two months. Based on current customer order and stocking levels, the Company anticipates declines in inventories during the second quarter of the current fiscal year.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its District Offices in Atlanta and Michigan, which are billed on an annual basis. The decrease of $67,011 is the result of a quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $54,393 of cash during the three month period ended June 30, 2000, through a combination of purchased property and equipment and capitalized software and design. Financing activities provided $276,049, with the principal activity being borrowings from the Company's line of credit and the reclassification of short term debt. In July of 2000, the Company and Norman and Shirley Roberts executed Amendment No. 1 (the "Amendment") to the Subordinated Convertible Debenture originally issued to Norman and Shirley Roberts in October of 1997. The Amendment extends the expiration date for the Holders' conversion rights specified in the Debenture by six (6) months, from October 1, 2000 to April 1, 2001, and extends the date on which the first principal payment is due from January 1, 2001 to July 1, 2001. As a result of the Amendment, $21,180 which was reflected under the current portion of long term debt as of March 31, 2000 has been reclassified as of June 30, 2000 under long term debt. More information on the Amendment is included under Item 2 of Part II of this Form 10-QSB, and the Amendment is also filed herewith as Exhibit 4.4.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the quarter ended June 30, 2000, these adjustments had the effect of a cash consumption of $20,377 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a reduced exchange rate between the pound sterling and the U.S. dollar, this positive adjustment to shareholders' equity decreased from an impact of $29,651 as of March 31, 2000, to $9,274 as of June 30, 2000.

         In March of 2000, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, renewed its line of credit agreement with Barclays Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on March 30, 2001. Borrowings bear interest at the rate of 2.75 percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

         On July 5, 2000, the Company entered into a credit facility with Summit Bank, replacing an existing facility, which had extended through September of 2000, with PNC Bank N.A. The new credit facility, which extends through September of 2001, provides the Company with the availability of a total amount of $2,000,000 for borrowings and the issuance of Irrevocable Letters of Credit. Outstanding borrowings bear interest at either the bank's prime rate of interest minus one half of one percent (0.50%), or two and one half percent (2.50%) above the London Interbank Offered Rate (LIBOR), at the Company's option. For borrowings under which interest will be computed on the LIBOR formula, the Company must place minimum principal amount draws of $200,000, on no more than three (3) loans outstanding at any one time, for a period of either one, two or three months. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with PNC Bank N.A. provided the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit. Loans under the facility with PNC Bank bore interest at the bank's prime rate and were also collateralized by substantially all domestic assets of the Company.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the remainder of fiscal year 2001. As of June 30, 2000, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first quarter of fiscal year 2001 increased by 6%, to $2,270,201, as compared with corresponding sales of $2,145,415 during the first quarter of fiscal year 2000. Results of operation of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operation of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of fiscal year 2000.

         The Company reported net income of $70,577 for the current three month period, or $.02 per share, as compared with net income of $111,264, or $.03 per share, for the comparable prior year period.

         Administrative expenses increased from $294,092 during the first quarter of fiscal year 2000, to $313,916 for the first quarter of fiscal year 2001, representing 14% of net sales in both periods. Sales, marketing and customer support expenses increased from $514,126 during the period ended June 30, 1999, to $664,407, during the current fiscal year period, representing 24% and 29% of net sales, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         Cost of sales during the first quarter of fiscal year 2001 were $1,067,526, or 47% of net sales, as compared to $1,123,747, or 52% of net sales, for the first quarter of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a combination of an increased emphasis on the direct sales activities of the Company through Comtrex U.K., the Atlanta and Michigan District Offices and in the Philadelphia metropolitan area, and increased software license fees and funded software development.

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

         During the quarter ended June 30, 2000, the Company began a beta installation of its Internet-based Decision Support and DataWarehouse software in conjunction with City Centre Restaurants, through its U.K. subsidiary. The system includes an in-store component, FTP Messenger, which forwards information on a daily basis to an FTP Server, and a central component based on Windows NT and SQL Server. The central component integrates information from restaurants across several concepts into the SQL database, and provides for reporting access by management using only an Internet browser. The arrangement under which software and services are being provided to City Centre Restaurants includes a one-time license fee, and ongoing fees for support, both in-store and at the central site, and software maintenance.

         The Company has also been engaged in a software design and development project for approximately nine months in conjunction with Quick Restaurants N.V. The development includes an entirely new suite of in-store back office software modules, as well as an integration with SAP Retail, which will provide centralized, enterprise control over the in-store database and a mechanism for collecting store information for centralized reporting and analysis. The funded portion of this development is expected to continue through September of 2000. The in-store component is currently installed in a pilot location which is being used to evaluate the software as it is released from development. Any chain-wide rollout is not anticipated until the first half of calendar year 2001.

         During the month of June, 2000, the Company began to see a slowdown in the rate at which proposals and quotations to its direct customers were resulting in the placement of firm orders, as well as a general slowdown in the rate of incoming orders from its dealers and distributors. In evaluating the overal marketplace in which the Company competes, management believes that this trend is also affecting a broad number of companies involved in supplying software, services and equipment to the restaurant industry. The result of this trend on the Company's results of operations was the minimal increase in revenues for the first quarter of fiscal year 2001 as compared to the the first quarter of the prior fiscal year.

         Based on information currently available, management believes that the second and third quarters of the current fiscal year will also show minimal, if any, growth with respect to the prior periods. Essentially all of the Company's comparative sales increase during fiscal year 2000, over fiscal year 1999, occurred during the second half of the fiscal year. Based on the anticipated release of new back office product offerings, and an expected increase in overall purchasing trends relative to current depressed levels, management believes that comparative sales growth should commence in the fourth quarter of the current fiscal year, the beginning of calendar year 2001.

         As of August 7, 2000, the Company's backlog was approximately $750,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of August 6, 1999 was approximately $1,100,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Information Required by Item 701 of Regulation S-B - Recent Sales of Unregistered Securities

         On March 22, 2000, the Company issued 20,000 shares of its common stock, par value $.001 per share, to Norman and Shirley Roberts. These shares represent the conversion of $20,000 of convertible debentures to common stock, at the rate of $1.00 per share, pursuant to the terms and conditions of the Subordinated Convertible Debenture (the "Debenture") issued to Norman and Shirley Roberts on October 1, 1997 in conjunction with the Company's acquisition of its U.K. subsidiary. In issuing the shares to Norman and Shirley Roberts, the Company relied on the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve any public offering of the Company's securities.

         The original amount of the Debenture was $300,000, and after the conversion the remaining balance on the debenture was $280,000. The Debenture accrues interest at the rate of eight (8) percent per annum, payable monthly. The Debenture provides that no principal is payable until January 1, 2001, and that any principal outstanding on October 2, 2000 is to be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture is convertible into shares of the common stock (in blocks of 20,000 shares) on or before October 1, 2000, at the rate of $1.00 per share.

         In July of 2000, the Company and Norman and Shirley Roberts executed Amendment No. 1 (the "Amendment") to the Subordinated Convertible Debenture, filed herewith as Exhibit 4.4. The Amendment extends the expiration date for the Holders' conversion rights specified in the Debenture by six (6) months, from October 1, 2000 to April 1, 2001, and extends the date on which the first principal payment is due from January 1, 2001 to July 1, 2001. Any principal outstanding on April 2, 2001 is to be paid in twelve equal quarterly installments, commencing on July 1, 2001.

Item 5.  Other Information

         Stockholder Proposals:

         Stockholder proposals intended to be considered at the 2001 Annual Meeting of Stockholders and which the proponent would like to have included in the proxy materials distributed by the Company in connection with such meeting, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), must be received at the principal executive offices of the Company no later than March 23, 2001. Such proposals may be included in next year's proxy materials if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

         Stockholder proposals intended to be considered at the 2001 Annual Meeting of Stockholders and for which the proponent does not intend to seek inclusion of the proposal in the proxy materials to be distributed by the Company in connection with such meeting must be received at the principal executive offices of the Company no later than June 6, 2001. Any stockholder proposal received after such date will not be considered to be timely submitted for purposes of the discretionary voting provisions of Rule 14a-4 promulgated under the 1934 Act. In accordance with Rule 14a-4(c), the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 2001 Annual Meeting of Stockholders may vote such proxies in their certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before June 6, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument
-----------       -------------------------
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

4.4  *(a)         Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts

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

10.2 *(c)         1992 Non-Qualified Stock Option Plan of the Company

10.3 *(d)         1995 Employee Incentive Stock Option Plan of the Company

10.4 *(f)         1999 Stock Option Plan of the Company

10.5 *(e)         Loan Agreement (Business Overdraft Facility) between Comtrex Systems
                  Corporation LTD and Barclays Bank PLC dated March 30, 1998

10.6 *(e)         Security Agreement (Debenture), dated March 30, 1998, delivered by Comtrex Systems Corporation LTD to
                  Barclays Bank PLC

10.7 *(f)         Financial Advisory Agreement, dated February 8, 1999, between Comtrex
                  Systems Corporation and Alvin L. Katz

10.8 *(a)         Secured Credit Agreement between the Company and Summit Bank dated July 5, 2000

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

         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2000, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 10, 2000            By:   /s/ Jeffrey C. Rice
      -------------------              -----------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:   August 10, 2000            By:   /s/ Kenneth J. Gertie
      -------------------              -----------------------------------
                                        Kenneth J. Gertie
                                        Chief Financial &
                                        Chief Accounting Officer

                                  Exhibit Index



Exhibit                                                                 Page
-------                                                                 ----
4.4 Amendment No. 1, dated July 31, 2000, to the Subordinated Convertible Debenture issued by the Company to Norman and
         Shirley Roberts                                                 18

10.8     Secured Credit Agreement between the Company and Summit
         Bank dated July 5, 2000                                         20

27       Financial Data Schedule in accordance with Article 5
         Of Regulation S-X                                               30