Form 10QSB
period 2000-09-30
COMTREX SYSTEMS CORP
filed 2000-11-13
CIK 769525

                                   FORM 10-QSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

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


                 102 Executive Drive, Moorestown, NJ 08057-4224
                 -----------------------------------------------
                    (Address of principal executive offices)


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

                                 Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                Outstanding at November 10, 2000
           -----                                --------------------------------
Common Stock, par value $.001                                3,866,572


Transitional Small Business Disclosure Form (check one):

                                 Yes ___    No _X_

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at September 30, 2000 and March 31, 2000

                  Unaudited Consolidated Statement of Operations
                    for the six months ended September 30, 2000 and 1999

                  Unaudited Consolidated Statement of Cash Flow
                    for the six months ended September 30, 2000 and 1999

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

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (These statements are unaudited.)

                                     ASSETS
Current assets:                                        September 30, 2000      March 31, 2000
                                                       ------------------      --------------
  Cash and cash equivalents                                $    17,683          $   246,270
  Accounts receivable, net of reserve of
    $98,551 and $99,318 as of September 30, 2000
    and March 31, 2000, respectively                         2,574,478            3,022,935
  Inventories                                                1,928,349            1,808,984
  Prepaid expenses and other                                   135,945              116,668
                                                           -----------          -----------
      Total current assets                                   4,656,455            5,194,857
                                                           -----------          -----------

Property and equipment:
  Land                                                         156,244              156,244
  Building                                                     312,656              312,656
  Machinery, equipment, furniture and leasehold              1,687,007            1,639,881
                                                           -----------          -----------
                                                             2,155,907            2,108,781
  Less - accumulated depreciation                           (1,421,843)          (1,372,781)
                                                           -----------          -----------
      Net property and equipment                               734,064              736,000
                                                           -----------          -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization                                        424,557              409,188
  Goodwill, net of amortization                                535,784              551,125
                                                           -----------          ------------
      Total other assets                                       960,341              960,313
                                                           -----------          -----------
        TOTAL ASSETS                                       $ 6,350,860          $ 6,891,170
                                                           ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit loan                            $ 1,125,000          $   775,000
  Accounts payable                                             479,246            1,020,988
  Current portion of long term debt                             81,313               64,711
  Income and V.A.T. payable                                     93,664              146,471
  Accrued expenses                                             219,279              168,502
  Deferred revenue                                             272,653              464,153
  Customer deposits                                             48,624               37,640
                                                           -----------          -----------
      Total current liabilities                              2,319,779            2,677,465
                                                           -----------          -----------
eferred income taxes                                           10,051               10,051
                                                           -----------          -----------

Long term liabilities:
  Long term debt, net of current                               240,568              245,213
  Convertible debentures payable, net of current               216,667              256,667
                                                           -----------          -----------
      Total long term liabilities                              457,235              501,880
                                                           -----------          -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                              -                    -
  Common stock, $.001 par value, 10,000,000
    shares authorized, 3,866,572 and 3,840,572
    issued and outstanding as of
    September 30, 2000 and March 31, 2000, respectively          3,867                3,841
  Additional paid-in capital                                 5,782,538            5,757,704
  Foreign currency translation adjustment                       (7,314)              29,651
  Accumulated deficit                                       (2,215,296)          (2,089,422)
                                                           -----------          -----------
      Total shareholders' equity                             3,563,795            3,701,774
                                                           -----------          -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY                $ 6,350,860          $ 6,891,170
                                                           ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (These statements are unaudited.)


                                                    Three months ended                  Six months ended
                                                        September 30,                     September 30,
                                                    2000             1999            2000              1999
                                                ----------------------------      ----------------------------
Net sales                                       $ 1,755,793      $ 2,265,194      $ 4,025,993      $ 4,410,609

Costs and expenses
  Cost of sales                                     814,757        1,114,926        1,882,283        2,238,673
  Administrative                                    340,674          325,353          654,590          619,444
  Research and development                           58,419           39,465          110,615           75,461
  Sales and marketing                               245,447          245,803          506,817          470,190
  Customer support                                  402,668          390,754          805,705          680,493
  Depreciation and amortization                      51,548           51,850          106,838           99,503
                                                -----------      -----------      -----------      -----------

                                                  1,913,513        2,168,151        4,066,848        4,183,764
                                                -----------      -----------      -----------      -----------

Income (loss) from operations                      (157,720)          97,043          (40,855)         226,845

Interest income (expense), net                      (38,364)         (32,164)         (72,324)         (44,532)
                                                -----------      -----------      -----------      -----------

Income (loss)
  before income taxes                              (196,084)          64,879         (113,179)         182,313

Provision for income taxes                              367            3,310           12,695            9,480
                                                -----------      -----------      -----------      -----------

Net income (loss)                               $  (196,451)     $    61,569      $  (125,874)     $   172,833
                                                ===========      ===========      ===========      ===========

Basic earnings per share:
  Net income (loss)                                  $ (.05)           $ .02           $ (.03)           $ .05
                                                ===========      ===========      ===========      ===========

Diluted earnings per share:
  Net income (loss)                                  $ (.05)           $ .02           $ (.03)           $ .05
                                                ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)

                                                                    Six months ended
                                                                      September 30,
                                                                2000                1999
                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $   (125,874)         $   172,833
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                            106,838               99,441
      Provisions for losses on accounts
        receivable                                               2,426                3,258
      Provisions for losses on inventories                           -               20,000
      Foreign currency translation adjustment                  (36,965)              37,939
    (Increase) decrease in -
      Accounts receivable                                      355,588             (260,920)
      Inventories                                             (146,400)            (613,071)
      Prepaid expenses and other                               (22,214)             (30,954)
    Increase (decrease) in -
      Accounts payable                                        (465,802)             100,098
      Current portion of long term debt                         43,183                    -
      Accrued expenses                                          10,557              (10,129)
      Customer deposits                                         10,984               42,945
      Deferred revenue                                        (160,317)            (191,839)
      Notes payable, current                                         -                    -
                                                          ------------          -----------

        Net cash provided by (used in)
          operating activities                                (427,996)            (630,399)
                                                          ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                          (47,126)             (45,328)
  Purchases of software and capitalized
    software and design                                        (57,500)             (55,783)
  Cost of acquiring district                                         -               (8,489)
                                                          ------------          -----------

        Net cash provided by (used in)
          investing activities                                (104,626)            (109,600)
                                                          ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                         350,000              510,502
  Payments on Debt                                             (70,825)             (22,895)
  Proceeds from issuing equity securities                       24,860                4,941
                                                          ------------          -----------

        Net cash provided by (used in)
          financing activities                                 304,035              492,548
                                                          ------------          ------------

        Net increase (decrease) in cash                       (228,587)            (247,451)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 246,270              483,917
                                                          ------------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     17,683          $   236,466
                                                          ============          ===========


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


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                 September 30,        March 31,
                                                     2000               2000
                                                 -----------        -----------
Raw materials                                    $   824,039        $   838,633
Work-in-process                                      142,533             50,838
Finished goods                                     1,041,777            999,513
Reserve for excess and obsolete inventory            (80,000)           (80,000)
                                                 -----------        -----------
                                                 $ 1,928,349        $ 1,808,984
                                                 ===========        ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,452,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $985,000, which has been offset by a valuation allowance of equal amount. During the quarter ended September 30, 2000, the valuation account was not affected.

         The components of the provision for income taxes for the six months ended September 30, 2000 consist of current expense (foreign) of $12,495, and current expense (U.S.) of $200, respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


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

         A reconciliation of the basic and diluted EPS for the three months ended September 30, 2000 and 1999 is as follows:

                                                                Three months ended
                                                                September 30, 2000
                                                                ------------------
                                                    Income (Loss)       Shares      Per Share
                                                    -------------       ------      ---------
Net income (loss)                                     $(196,451)
Basic EPS:
  Income (loss) available to common shareholders       (196,451)      3,853,239      $ (0.05)
Effect of dilutive securities, options and
  warrants                                                               38,025
Effect of dilutive convertible debenture                  5,333         266,667
Diluted EPS:
  Income available to common shareholders             $(191,118)      4,157,931      $ (0.05)


         For purposes of computing diluted per share data, $5,333 of interest related to the convertible debenture was added to net income.


                                                                 Six months ended
                                                                September 30, 2000
                                                                ------------------
                                                    Income (Loss)       Shares      Per Share
                                                    -------------       ------      ---------
Net income (loss)                                     $(125,874)
Basic EPS:
  Income (loss) available to common shareholders       (125,874)      3,846,905      $ (0.03)
Effect of dilutive securities, options                                   52,106
Effect of dilutive convertible debenture                 10,933         273,333
Diluted EPS:
  Income available to common shareholders             $(114,941)      4,172,344      $ (0.03)

         For purposes of computing diluted per share data, $10,933 of interest related to the convertible debenture was added to net income.

         COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                 Three months ended
                                                                 September 30, 1999
                                                                 ------------------
                                                         Income         Shares     Per Share
                                                         ------         ------     ---------
Net income                                            $  61,569
Basic EPS:
  Income available to common shareholders                61,569       3,754,072      $  0.02
Effect of dilutive securities, options and
  warrants                                                               75,122
Effect of dilutive convertible debenture                  6,000         300,000
Diluted EPS:
  Income available to common shareholders             $  67,569       4,129,194      $  0.02

         For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                                                                Six months ended
                                                                September 30, 1999
                                                                ------------------
                                                        Income         Shares      Per Share
                                                        ------         ------      ---------
Net income                                            $ 172,833
Basic EPS:
  Income available to common shareholders               172,833       3,675,655      $  0.05
Effect of dilutive securities, options                                   69,222
Effect of dilutive convertible debenture                 12,000         300,000
Diluted EPS:
  Income available to common shareholders             $ 184,833       4,044,877      $  0.05

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


                                      Three months ended                  Six Months Ended
                                         September 30,                      September 30,
                                      2000             1999            2000              1999
                                 -----------------------------     -----------------------------
Net sales:
    United States, domestic      $   621,364      $   815,192      $ 1,488,694      $ 1,527,096
    United States, export            545,923          698,387        1,300,806        1,621,520
    United Kingdom                   849,709          951,861        1,816,743        1,831,058
    Transfers between segments      (261,203)        (200,246)        (580,250)        (569,065)
                                 -----------      -----------      -----------      -----------

      Net sales                  $ 1,755,793      $ 2,265,194      $ 4,025,993      $ 4,410,609
                                 ===========      ===========      ===========      ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

5.       SEGMENT INFORMATION (CONTINUED)

                                            Three months ended              Six Months Ended
                                               September 30,                  September 30,
                                            2000            1999          2000             1999
                                        --------------------------     ---------------------------
Income (loss) before income taxes:
    United States                       $ (183,784)      $ 61,961      $ (135,840)      $ 187,543
    United Kingdom                           3,051         12,619          63,790          37,168
    Corporate                              (15,351)        (9,701)        (41,129)        (42,398)
                                        -----------      --------      ----------       ---------

      Income before
        income taxes                    $ (196,084)      $ 64,879      $ (113,179)      $ 182,313
                                        ==========       ========      ==========       =========

Depreciation and amortization:
    United States                       $   34,910       $ 34,482      $  73,504        $  65,441
    United Kingdom                           9,538         10,268         19,134           19,862
    Corporate                                7,100          7,100         14,200           14,200
                                        -----------      --------      ----------       ---------

                                        $   51,548       $ 51,850      $ 106,838        $  99,503
                                        ==========       ========      ==========       =========


                                   September 30, 2000             March 31, 2000
                                   ------------------             --------------
Identifiable assets:
  United States                       $ 4,786,520                   $ 4,841,358
  United Kingdom                        2,126,380                     2,414,652
  Corporate                               373,998                       384,998
  Eliminations                           (936,038)                     (749,838)
                                      -----------                   -----------

    Total assets                      $ 6,350,860                   $ 6,891,170
                                      ===========                   ===========


Long lived assets:
  United States                       $   156,993                   $   150,716
  United Kingdom                          577,071                       585,284
                                      -----------                   ------------

                                      $   734,064                   $   736,000
                                      ===========                   ===========


6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) is $(213,039) and $154,617 for the quarters ended September 30, 2000 and 1999, respectively, and $(162,839) and $207,579 for the six months ended September 30, 2000 and 1999, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

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


Liquidity and Capital Resources

         As of September 30, 2000, the Company had total current assets of $4,656,455, including cash and cash equivalents of $17,683, as compared to $5,194,857 of total current assets and $246,270 of cash and cash equivalents as of March 31, 2000. The Company had current liabilities of $2,319,779, resulting in a current ratio of 2.0 as of September 30, 2000, compared to $2,677,465 and 1.9, respectively, as of March 31, 2000.

         Cash and cash equivalents decreased by $228,587 during the first six months of fiscal year 2001. Operating activities consumed $427,996 of cash, as compared with cash consumption of $630,399 for the corresponding prior year period. Investing activities consumed $104,626 during the first six months of fiscal year 2001 while financing activities provided $304,035, as compared with a net consumption of $109,600 for investing activities and net provision of $492,548 from financing activities in the corresponding prior year period. Cash provided by financing activities in both periods was principally from the Company's line of credit.

         The Company reported a net loss of $125,874 for the six month period ended September 30, 2000. The Company has net operating loss carryforwards of approximately $2,430,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2001 and the exchange rate as of March 31, 2000, differences between accounts on the consolidated balance sheets as of September 30, 2000 and March 31, 2000 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $355,588 along with depreciation of $106,838 represented significant positive contributions to cash flow for the six month period ending September 30, 2000. These positive cash flows were offset by a net loss of $125,874, an increase in inventories of $146,400, a decrease in accounts payable of $465,802, and a decrease in deferred revenues of $160,317. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. The decrease of current receivables is a reflection of the Company's aggressive collections efforts. During the six month period, work-in-process inventory increased by $91,695, while finished goods increased by $42,264 and raw materials decreased by $14,594.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its Atlanta District Office, which are billed on an annual basis. The decrease of $160,317 is the result of two quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         The primary positive contributors to cash flow were a reduction of receivables of $355,588 and depreciation and amortization of $106,838. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at approximately the same quarterly amount.

         Investing activities consumed $104,626 of cash during the six month period ended September 30, 2000, through a combination of purchased property and equipment and capitalized software and design. Financing activities provided $304,035, with the principal activity being borrowings under the Company's line of credit and the reclassification of short term debt.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the six months ended September 30, 2000, these adjustments had the effect of a cash consumption of $36,965 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a reduced exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity changed from a positive impact of $29,651 as of March 31, 2000, to a negative impact of $7,314 as of September 30, 2000.

         In March of 2000, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, renewed its line of credit agreement with Barclays Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on March 30, 2001. Borrowings bear interest at the rate of 2.75 percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

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

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of September 30, 2000, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first six months of fiscal year 2001 decreased by 9%, to $4,025,993, as compared with corresponding sales of $4,410,609 during the first six months of fiscal year 2000. For the comparable quarters ended September 30, sales decreased by 22%, to $1,755,793 from $2,265,194 for fiscal year 2001 and fiscal year 2000, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operations of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of fiscal year 2000.

The Company reported a net loss of $125,874 for the current six month period, or $.03 per share, as compared with net income of $172,833, or $.05 per share, for the comparable prior year period. During the quarter ended September 30, 2000 the Company reported a net loss of $196,451, or $.05 per share, as compared with net income of $61,569, or $.02 per share, for the second quarter of the prior fiscal year.

         Sales during the quarterly and six month period ended September 30, 2000 were adversely affected by several factors, most of which the Company believes are not of a recurring nature. Export sales declined, on a year to year comparative basis, during the six month period ended September 30, 2000 by $320,714, or approximately 20%. The decline in the exchange rate between the Euro and the US dollar is the largest single factor in this decline in export sales, as the Company's products become more expensive to purchase in Europe.

         In the U.K., the stoppage of petroleum deliveries to local retail outlets severely impacted delivery and installation of equipment for the last two weeks of September. Despite this fuel unavailability in the last half of September, sales in the U.K. increased by approximately 8% during the six month period for the current fiscal year over the prior year. When stated in US dollars, however, sales in the U.K. decreased by 1% for the six month period, when compared with the same period in the prior year, due to an approximate 10% decline in the value of the pound sterling against the dollar.

         Domestic sales declined by $193,828, or approximately 23%, on a quarterly comparative basis, and by $38,402, or approximately 3%, when comparing the first six month periods of fiscal years 2001 and 2000. Substantially all of the decline on a quarterly basis resulted from reduced sales through the Company's Michigan District Office. The principal customer base of the Michigan office during the prior fiscal year had been franchisee customers of a large family dining chain, replacing existing equipment which had been in service for a number of years. The Company believes that the timing of such replacement purchases are essentially discretionary when viewed over a number of quarterly periods. The capital investments during the prior fiscal year reflected the concerns over the Y2K issue. The Company believes that its customer base, as well as that of many of its competitors, are postponing additional capital equipment expenditures into calendar year 2001 as a result of the increased spending during the last quarter of calendar year 1999 and the first quarter of calendar year 2000.

         Administrative expenses increased from $619,444 to $654,590 during the first six month period of fiscal year 2001 when compared with same period of fiscal year 2000, representing an increase from 14% to 16% of net sales in comparative periods. Sales, marketing and customer support expenses increased from $1,150,683 during the six month period ended September 30, 1999, to $1,312,522, during the current fiscal year period, representing 26% and 32% of net sales, respectively. The increase can be attributed to the additional expenses of the Michigan district office which was acquired on June 23, 1999. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         Cost of sales during the second quarter and first six month period of fiscal year 2001 were 46% and 47% of net sales, respectively, as compared to 49% and 51% of net sales, respectively for the comparable quarter and six month period of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a result of increased emphasis on the direct sales activities of the Company, through Comtrex U.K., the Atlanta and Michigan District Offices and in the Philadelphia metropolitan area. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, a significant percentage of the net sales realized through such direct sales activities consists of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         As of October 30, 2000, the Company's backlog was approximately $908,435. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of November 5, 1999 was approximately $1,415,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

Year 2000

         The Company has completed a review of its business systems and products, and has queried its customers, vendors and resellers with respect to Year 2000 compliancy issues.

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

         The Company believes has diligently addressed the Year 2000 issue and that it will satisfactorily resolve significant Year 2000 problems should any additional, and currently unforeseen, problems arise.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Information Required by Item 701 of Regulation S-B - Recent Sales of Unregistered Securities

         On August 1, 2000, the Company issued 20,000 shares of its common stock to Norman and Shirley Roberts. These shares represent a second conversion of $20,000 of convertible debentures to common stock, at the rate of $1.00 per share, pursuant to the terms and conditions of the Subordinated Convertible Debenture (the "Debenture") issued on October 1, 1997 in conjunction with the Company's acquisition of its U.K. subsidiary.

         The original amount of the Debenture was $300,000, and after this second conversion, the remaining balance on the debenture was $260,000. The Debenture accrues interest at the rate of eight (8) percent per annum, payable monthly. The Debenture is convertible into shares of the common stock (in blocks of 20,000 shares) at the rate of $1.00 per share.

         In July of 2000, the Company and Norman and Shirley Roberts executed Amendment No. 1 (the "Amendment) to the Subordinated Convertible Debenture. The Amendment extends the expiration date for the Holders' conversion rights specified in the Debenture by six (6) months, from October 1, 2000 to April 1, 2001, and extends the date on which the first principal payment is due from January 1, 2001 to July 1, 2001. Any principal outstanding under the debenture on April 2, 2001 is to be paid in twelve equal quarterly installments, commencing on July 1, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 15, 2000. A quorum was present and the following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

1.       Election of Directors

         The management of the Company nominated a slate of five persons to serve on the Board of Directors until the next Annual Meeting or until their respective successors are duly elected and shall qualify. No other nominations were made. The nominees received the following votes:

         Nominee                    Votes For           Votes Withheld (Abstain)
         -------                    ---------           ------------------------

         Sidney Dworkin             3,711,258           17,712
         Nathan I. Lipson           3,711,258           17,712
         Jeffrey C. Rice            3,711,258           17,712
         Steven D. Roberts          3,711,258           17,712
         Alan G. Schwartz           3,711,258           17,712

         The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B:

Exhibit No.  Description of Instrument
-----------  -------------------------
 3.1*(h)     Certificate of Incorporation, as amended through October 26, 1999, of the Company
 3.2*(b)     By-Laws, as amended, of the Company
 4.1*(b)     Specimen Common Stock Share Certificate
 4.2*(e)     Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to Norman and Shirley Roberts
 4.3*(f)     Warrant to Purchase Shares of Common Stock from Comtrex Systems
              Corporation and Exhibit A (Registration Rights Declaration), dated February 8, 1999, issued to Alvin L. Katz
 4.4*(i)     Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts
10.1*(g)     Stock Purchase Agreement, dated June 23, 1999, between the Company,
              Michael R. Carter, Matthew R. Carter, Mark R. Carter and Donn Scott Smith
10.2*(c)     1992 Non-Qualified Stock Option Plan of the Company
10.3*(d)     1995 Employee Incentive Stock Option Plan of the Company
10.4*(f)     1999 Stock Option Plan of the Company
10.5*(e)     Loan Agreement (Business Overdraft Facility) between Comtrex
              Systems Corporation LTD and Barclays Bank PLC dated March 30, 1998
10.6*(e)     Security Agreement (Debenture), dated March 30, 1998, delivered by
              Comtrex Systems Corporation LTD to Barclays Bank PLC
10.7*(f)     Financial Advisory Agreement, dated February 8, 1999, between
              Comtrex Systems Corporation and Alvin L. Katz
10.8*(i)     Secured Credit Agreement between the Company and Summit Bank N.A.
              dated July 5, 2000
27  *(a)     Financial Data Schedule in accordance with Article 5 of Regulation
              S-X

------------------

*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(g) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 9, 1999.
*(h) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 12, 1999.
*(i) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 10, 2000.


         (b) Reports on Form 8-K

         During the quarter ended September 30, 2000, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date: November 13, 2000            By: /s/
      -------------------              -----------------------------------------
                                       Jeffrey C. Rice
                                       Chief Executive Officer



Date: November 13, 2000            By: /s/
      -------------------              -----------------------------------------
                                       Kenneth J. Gertie
                                       Chief Financial &
                                       Chief Accounting Officer

                                  Exhibit Index



Exhibit                                                                     Page
-------                                                                     ----
27       Financial Data Schedule in accordance with Article 5
         Of Regulation S-X                                                   19