Form 10QSB
period 2000-12-31
COMTREX SYSTEMS CORP
filed 2001-02-12
CIK 769525

                                   FORM 10-QSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             22-2353604
-------------------------------                             --------------------
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

                                    Yes     X                 No
                                         -------                 -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                                 Outstanding at February 12, 2001
          -----                                 --------------------------------
Common Stock, par value $.001                              4,249,128


Transitional Small Business Disclosure Form (check one):

                                    Yes                       No     X
                                         -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at December 31, 2000 and March 31, 2000

                  Unaudited Consolidated Statement of Operations
                    for the nine months ended December 31, 2000 and 1999

                  Unaudited Consolidated Statement of Cash Flow for the
                    nine months ended December 31, 2000 and 1999

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

Exhibit Index

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (These statements are unaudited.)

                 ASSETS
                 ------
Current assets:                                                   December 31, 2000  March 31, 2000
                                                                  -----------------  --------------
  Cash and cash equivalents                                         $   584,554       $   246,270
  Accounts receivable, net of reserve of
    $129,701 and $99,318 as of December 31, 2000
    and March 31, 2000, respectively                                  3,004,504         3,022,935
  Inventories                                                         1,592,928         1,808,984
  Prepaid expenses and other                                            190,028           116,668
                                                                    -----------       -----------
      Total current assets                                            5,372,014         5,194,857
                                                                    -----------       -----------

Property and equipment:
  Land                                                                  156,244           156,244
  Building                                                              312,656           312,656
  Machinery, equipment, furniture and leasehold                       1,700,733         1,639,881
                                                                    -----------       -----------
                                                                      2,169,633         2,108,781
  Less - accumulated depreciation                                    (1,443,806)       (1,372,781)
                                                                    -----------       -----------
      Net property and equipment                                        725,827           736,000
                                                                    -----------       -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization                                                 452,484           409,188
  Goodwill, net of amortization                                         528,114           551,125
                                                                    -----------       -----------
      Total other assets                                                980,598           960,313
                                                                    -----------       -----------

        TOTAL ASSETS                                                $ 7,078,439       $ 6,891,170
                                                                    ===========       ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Revolving line of credit loan                                     $   850,000       $   775,000
  Accounts payable                                                      552,418         1,020,988
  Current portion of long term debt                                      79,971            64,711
  Income and V.A.T. payable                                             181,015           146,471
  Accrued expenses                                                      157,783           168,502
  Deferred revenue                                                      886,811           464,153
  Customer deposits                                                      12,273            37,640
                                                                    -----------       -----------
      Total current liabilities                                       2,720,271         2,677,465
                                                                    -----------       -----------

Deferred income taxes                                                    10,051            10,051
                                                                    -----------       -----------

Long term liabilities:
  Long term debt, net of current                                        237,971           245,213
  Convertible debentures payable, net of current                        216,841           256,667
                                                                    -----------       -----------
      Total long term liabilities                                       454,812           501,880
                                                                    -----------       -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                     -                 -
  Common stock, $.001 par value, 10,000,000
    shares authorized, 4,249,128 and 3,840,572
    issued and outstanding as of
    December 31, 2000 and March 31, 2000, respectively                    4,250             3,841
  Additional paid-in capital                                          5,998,476         5,757,704
  Foreign currency translation adjustment                                10,063            29,651
  Accumulated deficit                                                (2,119,484)       (2,089,422)
                                                                    -----------       -----------
      Total shareholders' equity                                      3,893,305         3,701,774
                                                                    -----------       -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 7,078,439       $ 6,891,170
                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)

                                                   Three months ended           Nine months ended
                                                      December 31,                December 31,
                                                   2000         1999           2000         1999
                                                ------------------------    ------------------------
Net sales                                       $ 2,197,585  $ 2,716,863    $ 6,223,579  $ 7,127,472

Costs and expenses
  Cost of sales                                   1,023,420    1,430,473      2,905,703    3,669,144
  Administrative                                    328,764      317,117        983,354      936,563
  Research and development                           34,625       48,086        145,240      123,547
  Sales and marketing                               241,308      265,169        748,125      735,359
  Customer support                                  398,058      408,455      1,203,765    1,088,948
  Depreciation and amortization                      52,522       53,699        159,360      153,202
                                                -----------  -----------    -----------  -----------

                                                  2,078,697    2,522,999      6,145,547    6,706,763
                                                -----------  -----------    -----------  -----------

Income from operations                              118,888      193,864         78,032      420,709

Loss on equipment disposal                           (1,940)         -           (1,940)         -
Interest expense, net                               (28,395)     (30,045)      (100,719)     (74,577)
                                                -----------  -----------    -----------  -----------

Income (loss)
  before income taxes                                88,553      163,819        (24,627)     346,132

Provision for income taxes                           (7,260)      20,251          5,435       29,731
                                                -----------  -----------    -----------  -----------

Net income (loss)                               $    95,813  $  143,568     $   (30,062) $   316,401
                                                ===========  ==========     ===========  ===========

Basic earnings per share:
  Net income (loss)                                  $  .02      $  .04          $ (.01)      $  .09
                                                ===========  ==========     ===========  ===========

Diluted earnings per share:
  Net income (loss)                                  $  .02      $  .04          $ (.01)      $  .08
                                                ===========  ==========     ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)


                                                             Nine months ended
                                                                December 31,
                                                              2000        1999
                                                         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ (30,062)   $ 316,401
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                        159,360      153,202
      Provisions for losses on accounts
        receivable                                          22,088       12,679
      Provisions for losses on inventories                  10,000       20,000
      Loss on Disposition of Equipment                       1,940          -
      Foreign currency translation adjustment              (19,588)      28,147
    (Increase) decrease in -
      Accounts receivable                                   (3,655)    (366,894)
      Inventories                                          206,056     (367,982)
      Prepaid expenses and other                           (73,360)      (6,009)
    Increase (decrease) in -
      Accounts payable                                    (468,570)      82,020
      Current portion of long term debt                     15,260          -
      Accrued expenses and V.A.T.                           23,825       33,839
      Customer deposits                                    (25 367)      46,008
      Deferred revenue                                     422,661     (231,216)
                                                         ---------    ---------

        Net cash provided by (used in)
          operating activities                             240,588     (279,805)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                      (64,596)     (72,794)
  Purchases of software and capitalized
    software and design                                   (107,295)     (86,745)
  Proceeds from Fixed Asset Disposal                           475
  Cost of acquiring district                                     -       (8,000)
                                                         ---------    ---------

        Net cash provided by (used in)
          investing activities                            (171,416)    (167,539)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                      75,000      374,000
  Payments on Debt                                         (47,068)     (33,564)
  Proceeds from issuing equity securities                  241,180       17,226
                                                         ---------    ---------

        Net cash provided by (used in)
          financing activities                             269,112      357,662
                                                         ---------    ---------

        Net increase (decrease) in cash                    338,284      (89,682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             246,270      483,917
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 584,554    $ 394,235
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


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                     December 31,     March 31,
                                                        2000            2000
                                                     -----------     -----------
Raw materials                                        $   688,717     $  838,633
Work-in-process                                           67,137         50,838
Finished goods                                           927,074        999,513
Reserve for excess and obsolete inventory                (90,000)       (80,000)
                                                     -----------     ----------
                                                     $ 1,592,928     $1,808,984
                                                     ===========     ==========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,452,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $985,000, which has been offset by a valuation allowance of equal amount. During the quarter ended December 31, 2000, the valuation account was not affected.

         The components of the provision for income taxes for the nine months ended December 31, 2000 consist of current expense (foreign) of $(817), and current expense (U.S.) of $6,252 respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


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

         A reconciliation of the basic and diluted EPS for the three months ended December 31, 2000 and 1999 is as follows:

                                                     Three months ended
                                                      December 31, 2000
                                               --------------------------------
                                                 Income     Shares   Per Share
                                                 ------     ------   ---------
Net income                                      $ 95,813
Basic EPS:
  Income available to common shareholders         95,813   3,994,091  $  0.02
Effect of dilutive securities, options and
  warrants                                                     8,592
Effect of dilutive convertible debenture           5,200     260,000
Diluted EPS:
  Income available to common shareholders       $101,013   4,262,683  $  0.02

     For purposes of computing diluted per share data, $5,200 of interest related to the convertible debenture was added to net income.

                                                       Nine months ended
                                                       December 31, 2000
                                               -------------------------------
                                               Income(Loss) Shares   Per Share
                                               ------------ ------   ---------
Net income (loss)                               $ (30,062)
Basic EPS:
  Income (loss) available to common
    shareholders                                 (30,062)  3,895,967  $ (0.01)
Effect of dilutive securities, options                        37,601
Effect of dilutive convertible debenture          16,133     268,889
Diluted EPS:
  Income available to common shareholders      $ (13,929)  4,202,457  $ (0.01)

     For purposes of computing diluted per share data, $16,133 of interest related to the convertible debenture was added to net income.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                                         Three months ended
                                                                                         December 31, 1999
                                                                                         -----------------
                                                                         Income                Shares             Per Share
                                                                         ------                ------             ---------
Net income                                                             $ 143,568
Basic EPS:
  Income available to common shareholders                                143,568              3,756,572            $  0.04
Effect of dilutive securities, options and
  warrants                                                                                       65,957
Effect of dilutive convertible debenture                                   6,000                300,000
Diluted EPS:
  Income available to common shareholders                              $ 149,568              4,122,529            $  0.04

     For purposes of computing diluted per share data, $6,000 of interest related to the convertible debenture was added to net income.

                                                                                         Nine months ended
                                                                                         December 31, 1999

                                                                         Income                Shares             Per Share
                                                                         ------                ------             ---------
Net income                                                             $ 316,401
Basic EPS:
  Income available to common shareholders                                316,401              3,702,628            $  0.09
Effect of dilutive securities, options                                                           68,751
Effect of dilutive convertible debenture                                  18,000                300,000
Diluted EPS:
  Income available to common shareholders                              $ 334,401              4,071,379            $  0.08

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

                                     Three months ended              Nine Months Ended
                                         December 31,                   December 31,
                                      2000         1999             2000           1999
                                 ---------------------------     --------------------------
Net sales:
    United States, domestic      $   723,640     $   804,263      $ 2,212,334    $ 2,496,396
    United States, export            770,408       1,107,788        2,071,214      2,564,271
    United Kingdom                   834,481       1,043,333        2,651,225      2,874,391
    Transfers between segments  (    130,944)   (    238,521)    (    711,194)   (   807,586)
                                 -----------     -----------      -----------     ----------
      Net sales                  $ 2,197,585     $ 2,716,863      $ 6,223,579    $ 7,127,472
                                 ===========     ===========      ===========    ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


5.       SEGMENT INFORMATION (CONTINUED)

                                      Three months ended        Nine Months Ended
                                          December 31,              December 31,
                                       2000       1999           2000        1999
                                 ------------------------   ------------------------
Income (loss) before
 income taxes:
    United States                $    59,081  $    75,347   $   (76,959) $  262,890
    United Kingdom                    13,297       72,712        64,591     109,880
    Corporate                         23,435       15,760       (17,694)    (26,638)
                                 ------------ -----------   -----------  ----------

      Income before
        income taxes             $    95,813  $    64,879   $  ( 30,062) $  346,132
                                 ===========  ===========   ===========  ==========


Depreciation and amortization:
    United States                $    35,188  $    36,017   $   108,692  $  101,458
    United Kingdom                    10,234       10,582        29,368      30,444
    Corporate                          7,100        7,100        21,300      21,300
                                 -----------  -----------   -----------  ----------

                                 $    52,522  $    53,699   $   159,360  $  153,202
                                 ===========  ===========   ===========  ==========

                                        December 31, 2000            March 31, 2000
                                        -----------------            --------------
Identifiable assets:
  United States                               $ 4,788,843               $ 4,841,358
  United Kingdom                                2,838,632                 2,414,652
  Corporate                                       368,498                   384,998
  Eliminations                                   (917,534)                 (749,838)
                                              -----------               -----------

    Total assets                              $ 7,078,439               $ 6,891,170
                                              ===========               ===========


Long lived assets:
  United States                               $   148,879               $   150,716
  United Kingdom                                  576,948                   585,284
                                              -----------               -----------

                                              $   725,827               $   736,000
                                              ===========               ===========


6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) was $113,190 and $134,069 for the quarters ended December 31, 2000 and 1999, respectively, and $(49,650) and $341,670 for the nine months ended December 31, 2000 and 1999, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             -----------------------------------------------------

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


Liquidity and Capital Resources

         As of December 31, 2000, the Company had total current assets of $5,372,014, including cash and cash equivalents of $584,554, as compared to $5,194,857 of total current assets and $246,270 of cash and cash equivalents as of March 31, 2000. The Company had current liabilities of $2,720,271, resulting in a current ratio of 2.0 as of December 31, 2000, compared to $2,677,465 and 1.9, respectively, as of March 31, 2000.

         Cash and cash equivalents increased by $338,284 during the first nine months of fiscal year 2001. Operating activities generated $240,588 of cash, as compared with cash consumption of $279,805 for the corresponding prior year period. Investing activities consumed $171,416 during the first nine months of fiscal year 2001 while financing activities provided $269,112, as compared with a net consumption of $167,539 for investing activities and net provision of $357,662 from financing activities in the corresponding prior year period.

         The Company reported a net loss of $30,062 for the nine month period ended December 31, 2000. The Company has net operating loss carryforwards of approximately $2,740,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2001 and the exchange rate as of March 31, 2000, differences between accounts on the consolidated balance sheets as of December 31, 2000 and March 31, 2000 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in inventory of $206,056, an increase in deferred revenue of $422,661 and depreciation of $159,360 represented significant positive contributions to cash flow for the nine month period ending December 31, 2000. These positive cash flows were offset by a net loss of $30,062, an increase in prepaid expenses of $73,360, and a decrease in accounts payable of $468,570. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year.

         The quarterly depreciation and amortization contribution to cash flow is expected to continue throughout the current fiscal year at approximately the same quarterly amount. The decrease in inventory is a reflection of the Company's efforts to reduce carrying costs. During the nine month period, work in process inventory increased by $16,299 while finished goods decreased by $72,439 and raw materials decreased by $149,916.

         Another positive contribution to cash flow from operating activities was an increase in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its U.S. District Offices, which are billed on an annual basis.

         The increase of $422,661 in deferred revenue is the result of a large maintenance contract that renewed prior to the end of the quarter and an increase in maintenance contracts in general. This fluctuation is of a recurring nature, and not necessarily indicative of any trend in maintenance revenue or billings.

         The primary negative contributors to cash flow were a reduction of payables of $468,570 and an increase in prepaid expenses of $73,360. The decrease in accounts payable was the result of alternative sourcing that required shorter payment cycles and the increase in prepaid expenses is reflective of a new product launch scheduled for the fourth quarter of the current fiscal year.

         Investing activities consumed $171,416 of cash during the nine month period ended December 31, 2000, through a combination of purchased property and equipment and capitalized software and design. Financing activities provided $241,180, with the principal activity being proceeds from issuance of the Company's common stock.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the nine months ended December 31, 2000, these adjustments had the effect of a cash consumption of $19,588 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a reduced exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity changed from a positive impact of $29,651 as of March 31, 2000, to a positive impact of $10,063 as of December 31, 2000.

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

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of December 31, 2000, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first nine months of fiscal year 2001 decreased by 13%, to $6,223,579, as compared with corresponding sales of $7,127,472 during the first nine months of fiscal year 2000. For the comparable quarters ended December 31, sales decreased by 19%, to $2,197,585 from $2,716,863 for fiscal year 2001 and fiscal year 2000, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters and are considered as international sales in the discussion herein. Results of operations of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999, the beginning of the second quarter of fiscal year 2000.

         The Company reported a net loss of $30,062 for the current nine month period, or $.01 per share, as compared with net income of $316,401, or $.09 per share, for the comparable prior year period. During the quarter ended December 31, 2000 the Company reported net income of $95,813, or $.02 per share, as compared with net income of $143,568, or $.04 per share, for the third quarter of the prior fiscal year.

         Sales during the quarterly and nine month period ended December 31, 2000 were adversely affected by several factors, most of which the Company believes are not of a long term recurring nature. Export and international sales declined, on a year to year comparative basis, during the nine month period ended December 31, 2000 by $716,223, or approximately 13%. On a quarterly comparative basis, such sales declined by $546,232, or approximately 25%. The decline in the exchange rate between the Euro and the US dollar is the largest single factor in this decline in export sales, as the Company's products become more expensive to purchase in Europe.

         Domestic sales declined by $80,623, or approximately 10%, on a quarterly comparative basis, and by $284,062, or approximately 11%, when comparing the first nine month periods of fiscal years 2001 and 2000. Substantially all of the decline on a quarterly basis resulted from reduced sales of replacement equipment. The Company believes that the timing of such replacement purchases is essentially discretionary when viewed over a number of quarterly periods. The capital investments during the prior fiscal year reflected the concerns over the Y2K issue. The Company believes that its customer base, as well as that of many of its competitors, are postponing additional capital equipment expenditures into calendar year 2001 as a result of the increased spending during the last quarter of calendar year 1999 and the first quarter of calendar year 2000.

         Administrative expenses increased from $936,563 to $983,354 during the first nine month period of fiscal year 2001 when compared with same period of fiscal year 2000, representing an increase from 13% to 16% of net sales in comparative periods. Sales, marketing and customer support expenses increased from $1,824,307 during the nine month period ended December 31, 1999, to $1,951,890, during the current fiscal year period, representing 26% and 31% of net sales, respectively. The increase can be attributed to the additional expenses of the Michigan district office which was acquired on June 23, 1999. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         Cost of sales was 47% of net sales during the third quarter and first nine month period of fiscal year 2001, as compared to 53% and 51% of net sales, respectively for the comparable quarter and nine month period of the prior fiscal year. The reduction in cost of sales, and increase in gross margin, is a result of increased emphasis on the direct sales activities of the Company, through Comtrex U.K., the Atlanta and Michigan District Offices and in the Philadelphia metropolitan area. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, a significant percentage of the net sales realized through such direct sales activities consists of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         As of January 31, 2001, the Company's backlog was approximately $956,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of January 28, 2000 was approximately $1,167,500. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

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

         The Company believes it has diligently addressed the Year 2000 issue and that it will satisfactorily resolve significant Year 2000 problems should any additional, and currently unforeseen, problems arise.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         On December 15, 2000, the Company sold and issued, at a price of $0.5625 per share, an aggregate of 355,556 shares of its common stock. These shares were sold to two outside directors, Mr. Alan G. Schwartz and Mr. Nathan
I. Lipson, with each individual purchasing 177,778 shares. There were no brokers or underwriters involved in the transaction, and no commissions or underwriting discounts were paid. The aggregate proceeds to the Company of $200,000 will be used for general working capital purposes. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

         The Company's stockholders will consider, at a Special Meeting of Stockholders to be held February 12, 2001, a proposal to amend the Company's Certificate of Incorporation to effect a one-for-three reverse split of its common stock.

         The Company's common stock failed, for more than 30 consecutive days, to maintain the $1.00 minimum bid price required by a Nasdaq rule for continued listing on the Nasdaq SmallCap Market. While there can be no assurance, the Board of Directors believes that the proposed one-for-three reverse stock split, if approved, will result in an increase in the minimum bid price of the common stock and help enable the common stock to continue to trade on the Nasdaq SmallCap Market.

         Reference is made to the Company's definitive proxy statement relating to the Special Meeting for a more complete description of the proposed stock split, the Nasdaq listing requirements and the possible negative impact upon the Company and its stockholders if the common stock were to be delisted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument
-----------       -------------------------
3.1  *(h)         Certificate of Incorporation, as amended through October 26,
                  1999, of the Company
3.2  *(b)         By-Laws, as amended, of the Company
4.1  *(b)         Specimen Common Stock Share Certificate
4.2  *(e)         Subordinated Convertible Debenture, in the original principal amount
                  of $300,000 (the "Debenture"), issued by the Company to Norman and Shirley Roberts
4.3  *(f)         Warrant to Purchase Shares of Common Stock from Comtrex
                  Systems
                  Corporation and Exhibit A (Registration Rights Declaration),
                  dated February 8, 1999, issued to Alvin L. Katz
4.4  *(i)         Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts
10.1 *(g)         Stock Purchase Agreement, dated June 23, 1999, between the
                  Company, Michael R. Carter, Matthew R. Carter, Mark R. Carter
                  and Donn Scott Smith
10.2 *(c)         1992 Non-Qualified Stock Option Plan of the Company
10.3 *(d)         1995 Employee Incentive Stock Option Plan of the Company
10.4 *(f)         1999 Stock Option Plan of the Company
10.5 *(e)         Loan Agreement (Business Overdraft Facility) between Comtrex
                  Systems
                  Corporation LTD and Barclays Bank PLC dated March 30, 1998
10.6 *(e)         Security Agreement (Debenture), dated March 30, 1998,
                  delivered by Comtrex Systems Corporation LTD to Barclays Bank
                  PLC
10.7 *(f)         Financial Advisory Agreement, dated February 8, 1999, between
                  Comtrex Systems Corporation and Alvin L. Katz
10.8 *(i)         Secured Credit Agreement between the Company and Summit Bank
                  N.A. dated July 5, 2000
27   *(a)         Financial Data Schedule in accordance with Article 5 of
                  Regulation S-X

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


         (b)      Reports on Form 8-K

         During the quarter ended December 31, 2000, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:  February 9, 2001           By: /s/ Jeffrey C. Rice
      -------------------             ------------------------
                                      Jeffrey C. Rice
                                      Chief Executive Officer



Date:   February 9, 2001          By: /s/ Kenneth J. Gertie
      -------------------             ------------------------
                                      Kenneth J. Gertie
                                      Chief Financial &
                                      Chief Accounting Officer

                                  Exhibit Index



Exhibit                                                                 Page
-------                                                                 ----
27       Financial Data Schedule in accordance with Article 5
                  Of Regulation S-X                                      19