Form 10KSB
period 2001-03-31
COMTREX SYSTEMS CORP
filed 2001-06-29
CIK 769525

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

Securities registered under Section 12 (g) of the Act:                  Common Stock, par value $.003
                                                                        (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for the fiscal year ended March 31, 2001 were $8,136,072.

Based on the closing bid price of the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2001 is $2,068,244. Shares of common stock held by each executive officer and director of the registrant, and by each person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 15, 2001, there were outstanding 1,416,453 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed on or before July 25, 2001 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes              No    x
                                                     --------        -------

Total number of pages of this report:           53
                                            -----------
Index to exhibits located at page:              17
                                            -----------

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

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 15, 2001, the Company employed five individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

         On October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited, ("DSTL") a corporation formed and existing under the laws of England. DSTL was the former distributor of the Comtrex product line in the United Kingdom. As a result of such acquisition, DSTL became a wholly-owned subsidiary of the Company, and formally changed its corporate name to Comtrex Systems Corporation LTD ("Comtrex U.K."). As of June 15, 2001, Comtrex U.K. employed twenty-seven individuals. Comtrex U.K. operates essentially autonomously, maintaining its own accounting systems, clerical and administrative staff and sales and service departments. The subsidiary also provides sales and service support for the Company's distribution network in Europe.

         On June 23, 1999, the Company acquired all the issued and outstanding capital stock of Cash Register Systems (CRS), Inc. a Michigan corporation. CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. As of June 15, 2001, the Company employed six individuals in its Michigan District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Detroit metropolitan area and in the mid-western United States.

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

         In February of 1999, the Company introduced the iTP series of POS terminals as a hardware component of the PCS-5000 system. In February of 2001, the Company introduced a replacement series of products, the Odyssey series of terminals. The Odyssey hardware series includes both an integrated terminal, including a Pentium class processor, and a stand-alone terminal. The hardware series is designed to operate both with the Company's current PCS-5000 software and the next generation software series scheduled for release in October of 2001. This series of terminals is manufactured to the Company's specifications in Taiwan, and received by the Company as a finished product, but without certain optional components such as a magnetic card reader, customer display or hard disk drive installed. The PCS-5000 software and series of terminals, including the iTP hardware, accounted for approximately 82%, 96%, and 81%, of net sales in fiscal years 2001, 2000, and 1999, respectively.

         The Company's Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. The PCS-5000 software set provides substantially all of the operational and reporting capabilities of the Sprint series, and the PCS-5000 product series is being offered as the alternative, current product of the Company for quick service food outlets. The Sprint family of terminals accounted for approximately 3%, 4%, and 10%, of net sales in fiscal years 2001, 2000, and 1999, respectively.

         The Company has been engaged in a software design and development project for the past two years aimed at improving the position of its entire product line. The initial phase of this project is an entirely new suite of in-store back office software modules, which the Company will market as the Odyssey Software Suite. This back office software will integrate both with the Company's PCS-5000 software set and the Sprint series of terminals. It also serves as the foundation for the next generation of Windows point-of-sale software. The Company expects to release the Odyssey Software Suite in July of 2001. The second phase of the design and development project is an entirely new, 32-bit Windows application software module for the point-of-sale function. It is currently anticipated that this aspect of the development project will complete in the fourth quarter of calendar year 2001.

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

         The current point-of-sale (POS) terminal products of the Company are manufactured to the Company's specifications by Firich Enterprises (the parent company of CDS Commercial Data Systems), in Taiwan. The decision to outsource the manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that the Company could obtain these products from Firich at a lower cost than the Company could produce. Firich has sufficient assembly capacity to meet the Company's forecasted sales demand and was capable of achieving targeted product quality levels. The Company retains its assembly and testing capability and continues to manufacture several products, including its own touch entry LCD terminal for the PCS-5000 series. Future material, subassembly and POS terminal sourcing will be based on availability, service, cost, delivery and quality of the purchased items from both domestic and international suppliers.

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

         The Company estimates that during the 2001, 2000, and 1999 fiscal years, it expended approximately $340,535, $301,406, and $257,298, respectively, (which amounts include capital expenditures of $150,000, $113,283, and $102,453, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products. To supplement its own personnel, the Company also utilizes outside design services for product development.

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

SALES, MARKETING AND DISTRIBUTION

         During fiscal year 2001, the Company recorded foreign sales of $5,295,646, representing 65% of net sales. Foreign sales were $6,431,518, representing 65% of net sales, during fiscal year 2000, and $4,848,625, representing 58% of net sales during fiscal year 1999. Included in foreign sales are sales made by the subsidiary company, Comtrex Systems Corporation LTD ("Comtrex U.K.") subsequent to its acquisition, through the consolidation of the operations of the subsidiary. During fiscal year 2001, sales to the Company's distributor in France, Restaurant Data Systems (RDS) were approximately $1,543,000, and sales to the City Centre Group, a customer of Comtrex U.K., were approximately $1,118,000, representing 19% and 14% of sales, respectively. These two customers of the Company and its subsidiary accounted for approximately 21% and 7%, respectively, of consolidated net sales during fiscal year 2000. In 1999, sales to RDS accounted for 15% of consolidated sales while sales to City Centre Group accounted for 17% of sales. No other single customer represented more than 10% of sales during fiscal years 2001, 2000, or 1999.

         Sales through the Atlanta District Office during fiscal years 2001, 2000 and 1999 were approximately $885,000, $1,010,000 and $940,000, or 11%, 10%
and 11%, respectively, of net sales. Sales through the Michigan District Office during fiscal years 2001 and 2000, for the three quarters for which such sales were consolidated, were approximately $572,000 and $630,000, or 7% and 6% of net sales, respectively. During fiscal year 2001, the balance of the Company's net sales were distributed among the network of U.S. dealers, and there was no single dealer who purchased product in excess of 10% of net sales.

         As of June 15, 2001, the Company's consolidated backlog was approximately $1,183,000, as compared with a backlog of approximately $1,010,000 as of June 16, 2000. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

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

EMPLOYEES

         As of June 15, 2001, Comtrex employed a total of sixty-two individuals. Thirty-five employees were located in the United States, all of whom were employed on a full time basis. Comtrex Systems Corporation LTD, the Company's wholly-owned subsidiary in the United Kingdom, employed an additional twenty-seven full-time employees. None of the employees of the Company or of its wholly owned subsidiary are represented by a union and the Company believes that its employee relations are good.

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

         The Company's subsidiary in the U.K., Comtrex Systems Corporation LTD, currently owns and occupies approximately 4,700 square feet of office and warehouse space in a two story commercial office complex in Horley, England (located near Gatwick Airport). The building's ground floor serves as the warehouse for shipping, receiving and service activities. The building's first floor provides adequate office and conference space for the sales, support and administrative groups of the subsidiary. The land and building are covered under a mortgage, with a term that extends through 2017.

Item 3.  Legal Proceedings

         The Company is not involved in any pending legal proceedings which, if adversely determined to the Company, could have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders was held on Monday, February 12, 2001. The purpose of the meeting was to consider and vote upon an amendment to the Company's Certificate of Incorporation to effect a one-for-three reverse stock split of all issued and outstanding shares of the Company's common stock. The Company's Board of Directors proposed the reverse stock split in order to increase the trading price of the common stock of the Company on the Nasdaq SmallCap Market. The Board took this action because the Common Stock had failed, for more than 30 consecutive days, to maintain the $1.00 minimum bid price required by Nasdaq Marketplace Rule 4310(c)(4).

         The only matter voted upon at the Special Meeting was the proposal to amend Certificate of Incorporation and effect a one-for-three reverse stock split. The proposal to amend the Company's Certificate of Incorporation required the affirmative vote of a majority of all of the shares of the Common Stock entitled to vote on the reverse stock split. As of the record date for the Special Meeting, December 15, 2000, there were 3,866,572 outstanding shares of the Common Stock. There were 3,019,686 shares present either by proxy or in person at the meeting and therefore a quorum was present. The shareholders voted 2,863,649 shares in the affirmative and 153,422 shares in the negative with 2,615 shares abstaining and therefore the proposal to adopt an amendment to the Company's Articles of Incorporation and effect a one-for-three reverse split was approved.

Special Item.  Executive Officers of the Registrant

Name                   Age   Position
----                   ---   --------
Jeffrey C. Rice        51    President and Chief Executive Officer
Charles A. Hardin      46    Secretary, Vice President of Engineering
Steven D. Roberts      39    Managing Director, Comtrex U.K.
Kenneth J. Gertie      38    Vice President, Treasurer, Chief Financial Officer
Matthew R. Carter      30    Vice President of Sales

         Jeffrey C. Rice has been President, Chief Executive Officer and a Director of the Company since February of 1989. From May of 1985 through January of 1989 he was a Director of American Business Computers Corporation, and served as its President and Chief Executive Officer from May of 1985 through May of 1986 and as President of a wholly-owned subsidiary, ABC/SEBRN TechCorp, from November, 1986 through January, 1989. From its founding in 1977 through January of 1985, Mr. Rice served as President, Chief Executive Officer and a Director of MICROS Systems, Inc. Mr. Rice is a graduate of the University of Virginia, with a Bachelor of Science degree in Electrical Engineering.

         Charles A. Hardin was elected Corporate Secretary in August of 2000 and promoted to Vice President of Engineering of the Company at the same time. Mr. Hardin has been an employee of the Company since its founding in 1981, and served as Vice President of Engineering from June 1995 through August 1997. From 1979 to 1981, Mr. Hardin was a hardware and software engineer for MKD Corporation, the predecessor corporation of Comtrex Systems. Prior to 1979, Mr. Hardin worked as an electrical engineer for the Hazeltine Corporation. Mr. Hardin is a graduate of Northeastern University, with a Bachelor of Science degree in Electrical Engineering.

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

         Matthew R. Carter was promoted to Vice President of Sales of the Company effective as of July 1, 2000. Mr. Carter joined the Company in June of 1999 as National Sales Manager. Mr. Carter was one of the four shareholders of Cash Register Systems (CRS), Inc., and served as its Vice President of Sales from 1995 until its acquisition by the Company in June, 1999. Mr. Carter functioned as Sales Manager for CRS from 1992 through 1995, and worked in various sales, service and installation capacities for CRS, beginning as a summer employee in 1986.

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

         At a special meeting of Shareholders held on February 12, 2001, the Company's shareholders approved a one-for-three reverse stock split. All prices in the table below, which shows the high and low closing bid prices for the period indicated as reported by Nasdaq, have been adjusted to reflect the one-for-three reverse split. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                    Bid Prices
                                                    ----------
Year Ended March 31, 2001                     High               Low
-------------------------                     ----               ---

 04/1/2000  - 06/30/2000                     6.375              2.625
 07/1/2000  - 09/30/2000                     4.500              2.439
 10/1/2000  - 12/31/2000                     3.000               .750
 01/1/2001  - 03/31/2001                     2.440               .688

Year Ended March 31, 2000                     High               Low
-------------------------                     ----               ---

 04/1/1999  - 06/30/1999                     4.792              2.532
 07/1/1999  - 09/30/1999                     5.250              2.814
 10/1/1999  - 12/31/1999                     5.625              2.814
 01/1/2000  - 03/31/2000                    10.125              3.000

RECENT SALES OF UNREGISTERED SECURITIES

         All discussion herein reflect an adjustment on the number of shares and the price per share to give effect to the one-for-three reverse stock split approved by the shareholders at the Special Meeting held on February 12, 2001.

         On December 15, 2000, the Company sold and issued, at a price of $1.6875 per share, an aggregate of 118,520 shares of its common stock. These shares were sold to two outside directors, Mr. Alan G. Schwartz and Mr. Nathan
I. Lipson, with each individual purchasing 59,260 shares. There were no brokers or underwriters involved in the transaction, and no commissions or underwriting discounts were paid. The aggregate proceeds to the Company of $200,000 will be used for general working capital purposes. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         On August 1, 2000, the Company issued 6,667 shares of its common stock to Norman and Shirley Roberts. These shares represent a second conversion of $20,000 of convertible debentures to common stock, at the rate of $3.00 per share, pursuant to the terms and conditions of the Subordinated Convertible Debenture (the "Debenture") issued on October 1, 1997 in conjunction with the Company's acquisition of its U.K. subsidiary.

         The original amount of the Debenture was $300,000, and after this second conversion, the remaining balance on the debenture was $260,000. The Debenture accrues interest at the rate of eight (8) percent per annum, payable monthly. The Debenture originally provided that no principal be payable until January 1, 2001, and that any principal outstanding on October 2, 2000 be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture is convertible into shares of the common stock (in blocks of 6,667 shares), at the rate of $3.00 per share.

         In July of 2000, the Company and Norman and Shirley Roberts executed Amendment No. 1 (the "Amendment") to the Subordinated Convertible Debenture. The Amendment extends the expiration date for the Holders' conversion rights specified in the Debenture by six (6) months, from October 1, 2000 to April 1, 2001, and extends the date on which the first principal payment is due from January 1, 2001 to July 1, 2001. Any principal outstanding on April 2, 2001 is to be paid in twelve equal quarterly installments, commencing on July 1, 2001. As of June 15, 2001, no further conversions have been exercised and the Holders' conversion rights have expired.



APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                             Approximate Number
                                             of Record Holders
Title of Class                               (as of June  15, 2001)
--------------                               ----------------------

Common Stock, $ .003 par value                     350 (1)

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

LIQUIDITY

         As of March 31, 2001, the Company had total current assets of $4,894,354, including cash and cash equivalents of $164,866, as compared to $5,194,857 of total current assets and $246,270 of cash and cash equivalents as of March 31, 2000. The Company had current liabilities of $2,515,657, resulting in a current ratio of 1.9 as of March 31, 2001, compared to $2,677,465 and 1.9, respectively, as of March 31, 2000.

         Cash and cash equivalents decreased by $81,404 during fiscal year 2001. Operating activities provided $254,092 of cash, as compared with cash consumption of $469,902 during the prior year. Investing activities consumed $377,788 of cash, while financing activities provided $42,292 during the period.

         The Company reported a net loss of $148,445 during fiscal year 2001. The Company has net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2001 and the exchange rate as of March 31, 2001, differences between accounts on the consolidated balance sheets as of March 31, 2001 and March 31, 2000 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. In addition, as outlined in Note 2 to the Consolidated Financial Statements, the acquisition of Cash Register Systems, Inc. (CRS) involved no cash outlay other than professional fees. As a consequence, differences as of March 31, 2000 and March 31, 1999, between accounts on the Consolidated Balance Sheets do not involve cash outlay to the extent they are the result of merely consolidating the Balance Sheet accounts of the Company and CRS as of March 31, 2001. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis. Hereinafter, CRS is referred to as Comtrex Michigan or the Michigan District Office.

         Accounts receivable on a cash flow basis decreased during the 2001 fiscal year by $233,123. The decrease in receivables is a combination of two factors; overall decreased sales levels, and a reduction in sales to customers with historically slow payment cycles. While net sales for the full fiscal year represented an 18% decrease, net sales during the fourth quarter of fiscal year 2001 represented a 31% decrease over the fourth quarter of last fiscal year. For the full fiscal year, sales to the Company's distributor in France declined by approximately $558,000, or 27%, over fiscal year 2000. The Company's aged receivables from this distributor, over the twelve year relationship between the two companies, has consistently extended beyond one hundred and twenty days. The Company also extends terms to its U.S. dealer network of up to sixty days, terms of thirty to sixty days to its direct customers through the Atlanta and Michigan District Offices and terms of thirty to ninety days through Comtrex U.K..

         On a cash flow basis, inventories rose by $46,373 during fiscal year 2001. Substantially all of the increase in total inventories was represented by the finished goods component of inventories as of March 31, 2001.

         As the Company's proprietary product lines have been phased out, these products have been replaced by the open architecture PCS-5000 product series. The hardware utilized with the PCS-5000 is configured principally with assemblies which are generally available, often with off-the-shelf delivery, to the Company. In addition, the iTP series of terminals are received as essentially complete products, with the Company providing final assembly of optional components such as hard disk drives, customer displays and magnetic card reader assemblies. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, at comparable sales levels. The increase in finished goods is a combination of increased sales through the Company's directs channels, its District Offices and Comtrex U.K., and lower sales than originally planned in the fourth quarter of the fiscal year. The Company is constantly seeking to balance the carrying costs of its inventories against the desire to fill orders both from its distribution network and its direct customers on a timely basis.

         The net loss of $148,445, was offset mainly by depreciation and amortization of $229,802, the $233,123 decrease in receivables and a $166,161 increase in deferred revenue which resulted in a $254,092 positive cash flow from operating activities. Financing activities provided $42,292 in 2001. The two primary factors were the issuance of securities of $221,182, and debt repayments under the Company's line of credit and installment notes.

         Investing activities consumed $377,788 of cash during the fiscal year, including capitalized software development expenses of $150,000 and purchases of property and equipment of $228,263. Included in property and equipment purchases is a complete hardware and software upgrade of the telephone system and InterNet connection within the Company's Moorestown facility. Also included are service vehicles for the Georgia and Michigan district offices.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the fiscal year ended March 31, 2001, these adjustments resulted in negative impact of $44,008 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a foreign currency translation adjustment in the calculation of shareholders' equity, resulting in a reduction in shareholders' equity of $14,357 and a contribution to shareholders' equity of $29,651 as of March 31, 2001 and March 31, 2000, respectively.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, entered into a new line of credit agreement with National Westminster Bank, replacing an existing facility, which had extended through March of 2001, with Barclays Bank. The new agreement calls for borrowings of up to (pound)150,000, and expires on December 19, 2001. Borrowings bear interest at the rate of two percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

         On July 5, 2000, the Company entered into a credit facility with Summit Bank, replacing an existing facility, which had extended through September of 2000, with PNC Bank N.A. The new credit facility, which extends through September of 2001, provides the Company with the availability of a total amount of $2,000,000 for borrowings and the issuance of Irrevocable Letters of Credit. Outstanding borrowings bear interest at either the bank's prime rate of interest minus one half of one percent (0.50%), or two and one half percent (2.50%) above the London Interbank Offered Rate (LIBOR), at the Company's option. For borrowings under which interest will be computed on the LIBOR formula, the Company must place minimum principal amount draws of $200,000, on no more than three (3) loans outstanding at any one time, for a period of either one, two or three months. The credit facility is collateralized by substantially all domestic assets of the Company. The terms of this credit facility require the Company to meet a series of financial covenants, the failure of which would result in a technical default of the loan. The previous facility with PNC Bank N.A. provided the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit. Loans under the facility with PNC Bank bore interest at the bank's prime rate and were also collateralized by substantially all domestic assets of the Company.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of March 31, 2001, the Company had no material commitments for capital expenditures.


RESULTS OF OPERATIONS

Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

         Net sales during fiscal year 2001 decreased by 18%, to $8,136,072, as compared with corresponding sales of $9,886,287 during fiscal year 2000. The Company reported a net loss of $148,445, or $.11 per share, for the fiscal year ended March 31, 2001, as compared with net income of $417,714, or $.34 per share, for the prior fiscal year. Results of operations for the last three quarters of fiscal year 2000 include a consolidation of the operations of the Company's domestic subsidiary, Comtrex Michigan. Acquired by the Company as of June 23, 1999, net sales through Comtrex Michigan were approximately $582,000 in the fiscal year ending March 31, 2001 and approximately $630,000 for the nine month period ending March 31, 2000.

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

         Administrative expenses decreased slightly from the prior fiscal year, from $1,258,924 in fiscal year 2000 to $1,252,785 for the current fiscal year, resulting in an increase from 13% to 15%, when expressed as a percentage of sales. Sales, marketing and customer support expenses increased slightly in absolute numbers while increasing as a percentage of sales, from $2,535,900, or 26% of sales, during fiscal year 2000, to $2,556,688, or 31% of sales, during fiscal year 2001. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users. The selling and customer support expense required for such direct sales activities generally represents a higher percentage of sales than is associated with sales through a dealer or distribution channel. The increase in such expenses, when expressed as a percentage of sales, is a result of the decline in sales revenues while customer service and sales expenses remained fairly constant during the fiscal year.

         Cost of sales, expressed as a percentage of net sales, decreased to 48% of sales from 52% in the previous year. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 36% of the net sales of Comtrex U.K. represent maintenance, installation, spare parts and implementation services. Such service related revenue is at a greater gross margin than product sales. Also contributing to the reduction in cost of sales was approximately $110,000 in funded development and an additional $104,000 in license fees associated with the development of the Company's new Odyssey Back Office Software Suite.

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

Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000 (continued)

         International sales remained constant when expressed as a percentage of overall net sales. During fiscal year 2001, the Company recorded foreign sales of $5,295,646, or 65% of sales, compared to $6,431,518, or 65% of sales, for fiscal year 2000. The two primary contributors to international sales for the company are sales to the Company's French distributor, Restaurant Data Systems
(RDS) which were down $558,000 and sales through Comtrex U.K. which decreased $438,000. Most of the dollar decrease in Comtrex UK sales can be attributed to the currency fluctuations.

         Management believes that the primary factor in its ability to return to a trend of growth, both in sales and in profitability, will be the forthcoming release of new software followed by establishing and maintaining relationships and distribution channels which provide close contact with its target customers. During fiscal years 1999 and 2000, the Company had been continuously engaged in selective acquisition negotiations with entities involved in the sale, service and distribution of integrated systems designed for foodservice segment of the retailing industry. The generally unfavorable economic climate during the past year caused the Company to suspend any ongoing discussions of this nature. While the Company believes that key acquisitions will play a significant role in its long term growth, the primary focus during fiscal year 2002 will be on the successful release of its new products, internal training and familiarization with these new products, followed by a period of marketing and training of its distribution channels.

         As of June 15, 2001, the Company's consolidated backlog was approximately $1,183,000, as compared with a backlog of $1,010,000 as of June 15, 2000. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the next ninety (90) days.

Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

         Net sales during fiscal year 2000 increased by 19%, to $9,886,287, as compared with corresponding sales of $8,299,591 during fiscal year 1999. The Company reported net income of $417,714, or $.34 per share, for the fiscal year ended March 31, 2000, as compared with net income of $333,430, or $.28 per share, for the prior fiscal year. Results of operations for the last three quarters of fiscal year 2000 include a consolidation of the operations of the Company's domestic subsidiary, Comtrex Michigan. Acquired by the Company as of June 23, 1999, net sales through Comtrex Michigan were approximately $630,000 for the nine month period.

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

         Cost of sales, expressed as a percentage of net sales, remained constant when compared to fiscal year 1999 at 52%. In addition to product sales, approximately 37% of the net sales of Comtrex U.K. represent maintenance, installation, spare parts and implementation services. Such service related revenue is at a greater gross margin than product sales. International sales rose significantly when compared with fiscal year 1999, both in absolute terms and when expressed as a percentage of overall net sales. During fiscal year 2000, the Company recorded foreign sales of $6,431,518, or 65% of sales, compared to $4,848,625, or 58% of sales, for fiscal year 1999. A primary factor in this increase was an increase in sales to the Company's French distributor, Restaurant Data Systems (RDS) of approximately $900,000 during fiscal year 2000. In addition, new dealers in the Carribean and Canada and increased sales through Comtrex U.K. contributed to the rise in foreign sales. During fiscal year 2000, RDS installed approximately one hundred additional Quick locations with the PCS-5000 system, as compared with approximately fifty additional locations during fiscal year 1999.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act


         Information regarding the Directors of the Company and the compliance of the Company's Directors and Executive Officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10.  Executive Compensation

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements (included in this report):

         Independent Auditors' Report
         Auditors' Report to the Members of Comtrex Systems Corporation Limited Consolidated Balance Sheets at March 31, 2001 and 2000
         Consolidated Statements of Operations for the years ended March 31,
           2001, 2000 and 1999
         Consolidated Statements of Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flow for the years ended March 31,
           2001, 2000 and 1999
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 2001, 2000 and 1999

         All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3.    Exhibits Filed Pursuant to Item 601 of Regulation S-B:

3.1  *(a)         Certificate of Amendment of Certificate of Incorporation   .   .   .   .   .   .   .   .   .    40

3.2  *(a)         Certificate of Incorporation, as amended through February 14, 2001,
                  of the Company .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    42

3.3  *(b)         By-Laws, as amended, of the Company

4.1  *(b)         Specimen Common Stock Share Certificate

4.2  *(d)         Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to Norman and
                  Shirley Roberts

4.3  *(e)         Warrant to Purchase Shares of Common Stock from Comtrex Systems
                  Corporation and Exhibit A (Registration Rights Declaration), dated
                  February 8, 1999, issued to Alvin L. Katz

4.4  *(g)         Amendment No. 1, dated July 31, 2000, to the Debenture issued by the
                  Company to Norman and Shirley Roberts

10.1 *(f)         Stock Purchase Agreement, dated June 23, 1999, between the Company,
                  Michael R. Carter, Matthew R. Carter, Marc R. Carter and Donn Scott
                  Smith

10.2 *(c)         1995 Employee Incentive Stock Option Plan of the Company

10.3 *(e)         1999 Stock Option Plan of the Company

10.4 *(h)         1992 Non-Qualified Stock Option Plan of the Company

10.5 *(g)         Secured Credit Agreement between the Company and Summit Bank N.A.
                  dated July 5, 2000

10.6 *(d)         Loan Agreement (Business Overdraft Facility) between Comtrex Systems
                  Corporation LTD and Barclays Bank PLC dated March 30, 1999

10.7 *(d)         Security Agreement (Debenture), dated March 30, 1999,
                  delivered by Comtrex Systems Corporation LTD to Barclays Bank
                  PLC

10.8 *(e)         Financial Advisory Agreement, dated February 8, 1999, between Comtrex
                  Systems Corporation and Alvin L. Katz

21.1 *(a)         Subsidiaries of the Company.   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    46

23.1 *(a)         Consent of Drucker, Math & Whitman, P.C.   .   .   .   .   .   .   .   .   .   .   .   .   .    47

24.1 *(a)         Powers of Attorney     .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    48

27   *(a)         Financial Data Schedules   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    52





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

*(h) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.



b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 2001, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                          Independent Auditors' Report


Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey


We have audited the accompanying consolidated balance sheets of Comtrex Systems Corporation (a Delaware corporation) and subsidiaries ("Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Comtrex Systems Corporation Limited (a corporation formed under the laws of England) ("Comtrex UK"), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 30 percent and 42 percent, respectively, of the related consolidated totals for 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtrex UK, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 2001, 2000 and 1999 listed under Items 13 (a) 2. In our opinion, based on our audit and the report of the other auditors, the financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                                   DRUCKER, MATH & WHITMAN, P.C.


North Brunswick, New Jersey
June 15, 2001

                       AUDITORS' REPORT TO THE MEMBERS OF

                       COMTREX SYSTEMS CORPORATION LIMITED

                             YEAR TO MARCH 31, 2001




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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the company as at 31 March 2001 and of its profit and cash flows for the year then ended and have been properly prepared in accordance with United States generally accepted accounting principles.


Date:  6, June 2001                                    ROTHMAN PANTALL & CO
                                                       Chartered Accountants &
                                                         Registered Auditors
                                                       Clareville House
                                                       26/27 Oxendon Street
                                                       London  SW1Y 4EP

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             March 31,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------

Current assets:

  Cash and cash equivalents                         $   164,866    $   246,270
  Accounts receivable, net of reserve
   of $136,704 in 2001 and $99,318 in 2000            2,752,426      3,022,935
  Inventories                                         1,845,357      1,808,984
  Prepaid expenses and other                            131,705        116,668
                                                    -----------    -----------

       Total current assets                           4,894,354      5,194,857
                                                    -----------    -----------


Property and equipment:

  Land                                                  156,244        156,244
  Building                                              312,656        312,656
  Machinery, equipment and furniture                  1,855,039      1,639,881
                                                    -----------    -----------
                                                      2,323,939      2,108,781
  Less accumulated depreciation                      (1,475,320)    (1,372,781)
                                                    -----------    -----------

       Net property and equipment                       848,619        736,000
                                                    -----------    -----------


Other assets:

  Software development costs, net of amortization       473,297        409,188
  Goodwill, net of amortization                         520,443        551,125
                                                    -----------    -----------

                                                        993,740        960,313
                                                    -----------    -----------


                                                    $ 6,736,713    $ 6,891,170
                                                    ===========    ===========













                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           March 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------

Current liabilities:

  Revolving line of credit loan                                   $   574,482    $   775,000
  Accounts payable                                                    951,316      1,020,988
  Current portion of long-term debt                                   115,370         64,711
  Income and V.A.T payable                                             14,234        146,471
  Accrued expenses:
    Payroll                                                           116,354        110,596
    Other                                                              75,947         57,906
  Deferred income                                                     661,403        464,153
  Customer deposits                                                     6,551         37,640
                                                                  -----------    -----------

       Total current liabilities                                    2,515,657      2,677,465
                                                                  -----------    -----------

  Deferred income taxes                                                17,704         10,051
                                                                  -----------    -----------

  Long-term debt, net of current portion                              452,849        501,880
                                                                  -----------    -----------

       Total liabilities                                            2,986,210      3,189,396
                                                                  -----------    -----------


Commitments and contingency

Shareholders' equity:

  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                                         --             --
  Common stock, $.003 par value, 10,000,000 shares
    authorized, 1,416,453 and 1,280,268 issued and outstanding,
    as of March 31, 2001 and 2000, respectively                         4,250          3,841
  Additional paid-in capital                                        5,998,477      5,757,704
  Foreign currency translation adjustments                            (14,357)        29,651
  Accumulated deficit                                              (2,237,867)    (2,089,422)
                                                                  -----------    -----------

       Total shareholders' equity                                   3,750,503      3,701,774
                                                                  -----------    -----------

                                                                  $ 6,736,713    $ 6,891,170
                                                                  ===========    ===========






                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                               2001            2000           1999
                                           ------------     -----------    -----------

Net sales                                  $  8,136,072     $ 9,886,287    $ 8,299,591
                                           ------------     -----------    -----------

Costs, expenses, and other:
  Cost of sales                               3,913,297       5,128,900      4,330,906
  Administrative                              1,252,785       1,258,924      1,143,496
  Research and development                      190,535         188,123        154,845
  Sales and marketing                           997,329       1,002,739        804,486
  Customer support                            1,559,359       1,533,161      1,238,817
  Depreciation and amortization                 229,802         211,109        195,938
  Interest expense, net                         125,243         102,454         59,710
                                           ------------     -----------    -----------

                                              8,268,350       9,425,410      7,928,198
                                           ------------     -----------    -----------

Income (loss) before income taxes              (132,278)        460,877        371,393

Provision for income taxes                       16,167          43,163         37,963
                                           ------------     -----------    -----------

Net income (loss)                          $   (148,445)    $   417,714    $   333,430
                                           ============     ===========    ===========

Per share basis:

  Basic:
    Net income (loss)                      $       (.11)    $       .34    $       .28
                                           ============     ===========    ===========

  Diluted:
    Net income (loss)                      $       (.11)    $       .32    $       .27
                                           ============     ===========    ===========















                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                     Common stock                                 Foreign
                                ----------------------         Additional       currency                                 Total
                                  Shares                        paid-in        translation      Accumulated          shareholders'
                                  issued       Amount           capital        adjustments        deficit               equity
                                ---------     ---------      -------------     -----------      ------------         -------------
Balance,  March 31,
  1998                          1,194,601     $   3,584      $   5,557,092      $   34,912      ($ 2,840,566)         $ 2,755,022

Issuance of
  common stock,
  exercise of options               3,333            10              7,790                                                  7,800
Issuance of warrants
  for service                                                       26,424                                                 26,424
Net income                                                                                           333,430              333,430
Foreign currency                                                                   (25,882)                               (25,882)
  translation adjustment
Comprehensive income                                                                                                      307,548
                                ---------     ---------      -------------      ----------      ------------          -----------
Balance, March 31,
  1999                          1,197,934     $   3,594       $  5,591,306      $    9,030      ($ 2,507,136)         $ 3,096,794

Issuance of
  common stock,
  exercise of options              25,667            77             45,768                                                 45,845
Issuance of
  common stock,
  exercise of convertible
  debentures                        6,667            20             19,980                                                 20,000
Issuance of
  common stock,
  purchase of
  subsidiary                       50,000           150            100,650                                                100,800
Net income                                                                                           417,714              417,714
Foreign currency                                                                    20,621                                 20,621
  translation adjustments
Comprehensive income                                                                                                      438,335
                                ---------     ---------      -------------      ----------      ------------          -----------
Balance, March 31,
  2000                          1,280,268      $  3,841        $ 5,757,704      $   29,651      ($ 2,089,422)         $ 3,701,774
Issuance of
  common stock,
  exercise of options              11,000            33             21,149                                                 21,182
Issuance of common stock,
  private placement
  purchased by directors          118,518           356            199,644                                                200,000
Issuance of
  common stock,
  exercise of convertible
  debentures                        6,667            20             19,980                                                 20,000
Net income(loss)                                                                                    (148,445)            (148,445)
Foreign currency
  translation adjustments                                                          (44,008)                               (44,008)
Comprehensive income(loss)                                                                                               (192,453)
                                ---------     ---------      -------------      ----------      ------------          -----------
Balance, March 31,
  2001                          1,416,453       $ 4,250        $ 5,998,477     ($   14,357)     ($ 2,237,867)         $ 3,750,503
                                =========     =========      =============      ==========      ============          ===========




                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                     2001                   2000                   1999
                                                                 -----------            -----------           ------------
Cash flows from operating activities:
  Net income(loss)                                                $ (148,445)           $   417,714           $    333,430
  Adjustments to reconcile to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                    229,802                211,109                195,938
    Deferred income taxes                                              7,653                    730                      -
     Provisions for (recovery of)
      losses on accounts receivable                                   37,386                 31,702          (       9,472)
    Provisions for losses on inventories                              10,000                 20,000                 50,848
    Foreign currency translation adjustments                         (44,008)                20,621          (      25,882)
    Loss on sale of fixed assets                                       1,940                  4,382                  3,554
    Warrants issued for services                                           -                      -                 26,424
Changes in assets and liabilities:
      Accounts receivable                                            233,123            (   999,781)         (     322,469)
      Inventories                                                 (   46,373)           (   482,963)         (     127,626)
      Prepaid expenses and other                                  (   15,037)           (    23,699)                 9,569
      Accounts payable                                            (   69,672)               169,563          (     143,296)
      Accrued expenses and other                                      23,799                 78,369                 92,674
      Accrued V.A.T. payable                                         (94,824)           (     2,021)         (      53,366)
      Accrued income tax payable                                     (37,413)                 2,258          (      39,063)
      Deferred income                                                166,161                 82,114                111,783
                                                                 -----------            -----------           ------------

    Net cash provided (used) by operating activities                 254,092            (   469,902)               103,046
                                                                 -----------            -----------           ------------

Cash flows from investing activities:
  Purchases of property and equipment                             (  228,263)           (   117,238)         (      94,687)
  Software development costs                                      (  150,000)           (   113,283)         (     102,453)
  Proceeds from disposals of fixed assets                                475                  4,125                  1,007
  Cost of acquiring subsidiary                                             -                 (8,487)                     -
  Cash (overdraft) of subsidiary at date acquired                          -                    488                      -
                                                                  ----------            -----------           ------------

Net cash used in investing activities                             (  377,788)           (   234,395)         (     196,133)
                                                                 -----------            -----------           ------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit                      599,482                474,000                301,000
  Repayments on borrowings under line of credit                   (  800,000)           (    30,486)         (      32,500)
  Proceeds from notes payable                                         86,520                -                      -
  Repayments on debt                                              (   64,892)           (    22,709)         (      12,913)
  Proceeds from issuing equity securities                            221,182                 45,845                  7,800
                                                                 -----------            -----------           ------------

  Net cash provided by financing activities                           42,292                466,650                263,387
                                                                 -----------            -----------           ------------

  Net increase (decrease) in cash                                 (   81,404)           (   237,647)               170,300

Cash and cash equivalents, beginning of year                         246,270                483,917                313,617
                                                                 -----------            -----------           ------------

Cash and cash equivalents, end of year                           $   164,866            $   246,270           $    483,917
                                                                 ===========            ===========           ============


                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                    2001                   2000                   1999
                                                               -------------          -------------        ---------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                  $     125,243          $     102,455        $        59,710
                                                               =============          =============        ===============
     Income taxes                                              $      16,769          $       2,088        $        12,500
                                                               =============          =============        ===============

Non-cash financing activity:

    In fiscal year 2000, the Company purchased all of the outstanding capital stock of Cash Register Systems, Inc., its domestic subsidiary (Comtrex Michigan). See Note 2 for the non-cash consideration paid.

    In both fiscal years 2001 and 2000, $20,000 of convertible debentures were converted into 6,667 shares of the Company's common stock. (Adjusted for the one for three reverse stock split)


































                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


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

        Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash equivalents:

        The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       (continued)

        Concentrations of credit risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments and accounts receivable. The carrying amount of these financial instruments, including accounts payable, accrued liabilities, bank lines of credit, capital lease obligations, and long term debt, approximates fair value.

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

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $85,891, $58,960, and $57,158, for the years ended March 31, 2001, 2000, and 1999, respectively. Accumulated amortization was $323,032 and $680,089 at March 31, 2001 and 2000, respectively.

        Goodwill:

        Goodwill represents the cost in excess of net assets acquired related to Comtrex's acquisition of its subsidiaries. Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization was $91,470 and $60,789 at March 31, 2001 and 2000, respectively. Goodwill is periodically reviewed by the Company for impairment to determine if the fair value is less than the carrying value.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       (continued)

        Product maintenance contract revenue:

        Revenue is recognized from sales of maintenance contracts and extended warrantees on a straight-line basis over the contract period. Unearned revenue is deferred and reflected as deferred income on the consolidated balance sheets.

        Hardware and software revenue recognition:

        Revenue is recognized from sales of hardware and software upon shipment.

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

        Income(loss) per share:

        Basic income(loss) per share is computed by dividing income(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income(loss) per share is computed as above while giving effect to all dilutive potential common shares (but not giving effect to securities that would have an antidilutive effect, as would occur in loss years) that were outstanding during the period.

        Reverse Stock Split:

        On February 12, 2001, the shareholders approved a one for three reverse stock split, effective as of February 14, 2001 with the filing of a Certificate of Amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware. All amounts have been restated to reflect such reverse stock split.

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

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


2.      ACQUISITION OF SUBSIDIARIES:  (continued)

        U.K. subsidiary: (continued)

        The following consideration was paid for the acquisition:

         a) 133,333 restricted shares of Common Stock. These were not transferrable on or before October 2, 1999.

         b) A Subordinated Convertible Debenture, in the amount of $300,000 ("Debenture"). The Debenture accrues interest at the rate of eight percent per annum, payable monthly. The original Debenture provided that no principal be payable until January 1, 2001. The Debenture was originally convertible into shares of the Common Stock (in blocks of 6,667 shares), on or before October 1, 2000, at the rate of $3.00 per share. The principal outstanding on October 2, 2000 shall be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture is subordinate to all debt of the Company. The Debenture was modified by Amendment on July 31, 2000 extending the expiration of the conversion date to April 1, 2001 and the commencement of principal repayments to July 1, 2001. As of June 15, 2001, the outstanding balance on the Debenture was $260,000 and the conversion rights of the Holders had expired.

         c) A Promissory note, in the amount of $65,000 ("Note"). The Note was paid in full by March 31, 1999.

         The business combination has been accounted for using the purchase method. The results of operations of Comtrex UK have been included in the statement of operations since the date of acquisition.

         The cost of the acquired enterprise is $681,204, which represents 133,333 shares of Comtrex Common Stock with an assigned value of $233,600, the $300,000 Debenture, the $65,000 Note and legal and accounting fees associated with the transaction of $82,604. Acquired goodwill of $439,998 will be amortized over 20 years, using the straight-line method.

         Domestic subsidiary:

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 50,000 restricted shares of the Company's common stock. CRS operates as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and will remain as Comtrex employees pursuant to three year employment agreements. See Note 8.

         The business combination has been accounted for using the purchase method. The results of operations of Comtrex Michigan are included in the statements of operations for the year ended March 31, 2001 since the date of acquisition.

         The cost of the acquired enterprise is $171,915, which represents 50,000 shares of Comtrex common stock with an assigned value of $100,800, $62,628 of net liabilities assumed in the transaction and associated legal fees of $8,487. Acquired goodwill of $171,915 will be amortized over 20 years, using the straight-line method.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


3.      INVENTORIES:

                                                    2001             2000
                                               ------------      ------------

Raw materials                                  $    854,816      $    838,633
Work-in-process                                      31,456            50,838
Finished goods                                    1,049,085           999,513
Reserve for excess and obsolete inventory     (      90,000)    (      80,000)
                                               ------------      ------------

                                                $ 1,845,357      $  1,808,984
                                               ============      ============

4.      SIGNIFICANT CUSTOMERS:

        The customers listed below accounted for a significant portion of sales and receivables:

                                               % of Sales                             % of Receivables
                                         Fiscal Year Ended March 31,                  as of March 31,
                                         ---------------------------                  ----------------

                                     2001           2000            1999            2001            2000
                                 ----------      ----------      ----------     -----------     -----------

         Customer "A"                 19%             21%             15%             45%             40%
         Customer "B"                 14%              7%             17%             15%             16%

        Customers "A" and "B" are foreign corporations.

5.      LONG-TERM DEBT:

                                                                                       2001               2000
                                                                                    ----------         ----------
        Convertible debenture, issued in connection
        with acquisition of the U.K. subsidiary.  See Note 2(b).                    $  260,000         $  280,000

        Note payable, bank, due 2017, paid in monthly installments of $2,228 which includes interest. Interest is the bank's base prime rate plus
        2 percent. The bank's base rate was 5.25 percent at March 31, 2001.
        Substantially all assets of the U.K. subsidiary serve as collateral.           240,108            278,104

        Notes payable, financial companies, due from 2001 to 2006, payable in monthly installments of $1,064 which includes interest ranging
        from 5 to 11.5 percent. Secured by certain assets financed.                     68,111              8,487
                                                                                    ----------         ----------
                                                                                       568,219            566,591

        Less current portion                                                           115,370             64,711
                                                                                    ----------         ----------

                                                                                    $  452,849         $  501,880
                                                                                    ==========         ==========


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


5.      LONG TERM DEBT: (continued)

        Payable as follows: (assuming no conversion of convertible debenture)

         2002                                      $   115,370
         2003                                          123,463
         2004                                          131,991
         2005                                           35,342
         2006                                           29,403
         2007 and thereafter                           132,650

6.      STOCK OPTION PLANS / WARRANTS:

        1985 Employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 133,333. The plan provided for the granting of options to officers and other key employees. There are no outstanding options at March 31, 2001. Through March 31, 1998, 84,000 options were exercised and 44,333 expired. No options are available for grant.

        The following is a summary of activity under the 1985 Employee incentive stock option plan:

                                              Outstanding Options
                                              -------------------
                                   Number        Price Range          Total
                                   ------        -----------          -----

Balance, March 31, 1998                5,000   $ 2.43 - $ 2.52     $   12,300
         Forfeited              (      1,667)             2.52    (     4,200)
                                 -----------   ---------------     -----------
Balance, March 31, 1999                3,333              2.43          8,100
        Exercised               (      3,333)             2.43    (     8,100)
                                 -----------   ---------------    -----------
Balance, March 31, 2000                    -                 -              -
                                           -                                -
                                 -----------   ---------------    -----------

Balance March 31, 2001                     -                 -              -
                                 ===========   ===============    ===========


1992 Non-qualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 50,000 shares. Options are exercisable at any time for a period of five years from date of grant. Outstanding options have a weighted average remaining contract life of 1.8 years at March 31, 2001. The plan was terminated, as to future grants available thereunder, with the approval by shareholders of the 1999 stock option plan in August of 1999.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


6.      STOCK OPTION PLANS / WARRANTS:  (continued)

1992 Non-qualified stock option plan: (continued)

The following is a summary of activity under the 1992 Non-qualified stock option plan:

                                                                          Outstanding Options
                                          Available     ----------------------------------------------------
                                          for Grant              Number            Price Range       Total
                                          ---------              ------            -----------       -----

Balance, March 31, 1998                      22,667              27,333        $  1.32 - $ 5.25    $   67,120
        Granted                        (      4,667)              4,667                    3.00        14,000
        Forfeited                             1,333        (      1,333)                   2.64   (     3,520)
        Exercised                                 -        (      2,667)                   2.64   (     7,040)
                                       ------------        ------------        ----------------   -----------
Balance, March 31, 1999                      19,333              28,000           1.32 -   5.25        70,560
        Granted                        (      4,667)              4,670                    2.82        13,160
        Forfeited                             4,000        (      4,000)                   5.25   (    21,000)
        Exercised                                 -        (      7,330)          1.89 -   2.43   (    14,220)
        Termination of plan            (     18,666)                  -                       -             -
                                       ------------        ------------        ----------------   -----------
Balance, March 31, 2000                           -              21,340           1.32 -   3.00        48,500
        Forfeited                                                (8,000)          1.32 -   3.00       (17,180)
        Exercised                                 -              (3,335)          1.32 -   2.43        (7,205)
                                       ------------        ------------        ----------------   -----------

Balance, March 31, 2001                           -              10,005        $  1.32 - $ 3.00     $  24,115
                                       ============        ============        ================   ===========

        1995 Employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 83,334 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. Outstanding options have a weighted average remaining contract life of 3.0 years at March 31, 2001.

        The following is a summary of activity under the 1995 Employee incentive stock option plan:


                                                                          Outstanding Options
                                          Available     ----------------------------------------------------
                                          for Grant              Number            Price Range       Total
                                          ---------              ------            -----------       -----

Balance, March 31, 1998                      38,667              38,150           1.14 -   2.64   $    69,928
        Forfeited                             9,333        (      9,333)          1.14 -   2.64   (    23,340)
        Exercised                                -         (        667)                   1.14   (       760)
                                       ------------        ------------        ----------------   -----------
Balance, March 31, 1999                      48,000              28,150           1.14 -   2.07        45,828
        Granted                        (     13,333)             13,333           3.00 -   3.75        41,250
        Forfeited                               333        (        333)                   1.89   (       630)
        Exercised                                 -        (     15,000)          1.14 -   2.07   (    23,525)
                                       ------------        ------------        ----------------   -----------
Balance, March 31, 2000                      35,000              26,150           1.14 -   3.75        62,923
        Forfeited                             2,815        (      2,815)          1.89 -   3.75   (     8,426)
        Exercised                                 -        (      7,666)                   1.86   (    14,261)
                                       ------------        ------------        ----------------   -----------

Balance, March 31, 2001                      37,815              15,669         $ 1.14 - $ 3.00   $    40,236
                                       ============        ============        ================   ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


6.      STOCK OPTION PLANS / WARRANTS: (continued)

        1999 Stock option plan:

        During fiscal year 2000, the Company adopted a stock option plan. The plan provides for the granting of up to 66,667 options to employees, directors and other individuals responsible for making significant contributions to the Company's business. The option price must equal at least 100% of the market price on the date of grant. By adoption of the plan, future grants under the 1992 non-qualified stock option plan were terminated. Outstanding options have a weighted average remaining contract life of 4.3 years at March 31, 2001.

The following is a summary of activity under the 1999 stock option plan:

                                                                       Outstanding Options
                                          Available        ------------------------------------------
                                          for Grant            Number       Price Range       Total
                                          ---------            ------       -----------       -----

Balance, March 31, 2000                      66,667                   -              -             -
        Granted                        (      2,668)              2,668           3.38         9,018
                                       ------------        --------------   ----------      --------
Balance, March 31, 2001                      63,999               2,668           3.38         9,018
                                       ============        ==============   ==========      ========


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

        Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed as indicated:


                                        2001             2000           1999
                                    ------------     -----------   -----------

        Net income as reported      $(   148,445)    $   417,714   $   333,430
                                    ============     ===========   ===========
        Pro forma                   $(   149,823)    $   387,729   $   330,866
                                    ============     ===========   ===========

        Income per share:
          Basic, as reported        $       (.11)    $       .34   $       .28
                                    ============     ===========   ===========
          Basic, Pro forma          $       (.11)    $       .31   $       .28
                                    ============     ===========   ===========
          Diluted, as reported      $       (.11)    $       .32   $       .27
                                    ============     ===========   ===========
          Diluted, Pro forma        $       (.11)    $       .30   $       .27
                                   =============     ===========   ===========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 80% and a risk-free interest rate of 6.0%.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


6.       STOCK OPTION PLANS / WARRANTS: (continued)

Warrants:

        In February, 1999, warrants to purchase 40,000 shares of common stock were issued in exchange for consulting services valued at $20,000. The warrants were exercisable upon issuance as follows:

         13,333 warrants, $3.00 per share, expired February 9, 2001 13,333 warrants, $4.50 per share, expires February 9, 2002 13,334 warrants, $9.00 per share, expires February 9, 2002


7.      INCOME TAXES:

        Deferred tax liabilities arise as a result of differences between financial statement and tax amortization of capitalized software and goodwill. Deferred tax assets arise as a result of differences between financial statement and tax depreciation of fixed assets, inventory and bad debt allowances, which are not deductible for tax purposes, capitalized inventory costs which are not permitted for financial statement purposes, and net operating loss carryforwards. A valuation reserve for the net asset created by these differences has been recorded due to the uncertainty of realization.

                                                                   2001               2000
                                                               -----------        -----------
     Deferred tax liabilities:
     Amortization of capitalized software and goodwill         $(  221,000)       $(  200,000)
     Foreign subsidiary  deferred tax liability                 (   17,704)        (   10,051)
                                                               -----------        -----------
                                                                (  238,704)        (  210,051)
     Deferred tax assets:
     Fixed asset depreciation                                       40,000             65,000
     Inventory valuation and bad debt allowances                    64,000             50,000
     Capitalized inventory costs(IRC Sec 263A)                      32,000             23,000
     Net operating loss carryforwards                              933,000          1,032,000
                                                               -----------        -----------
                                                                 1,069,000          1,170,000
     Valuation reserve                                          (  848,000)        (  970,000)
                                                               -----------        -----------
                                                               $(   17,704)       $(   10,051)
                                                               ===========        ===========


     The components of the provision for income taxes consist of:

                                                  2001             2000            1999
                                               ---------      ------------     -----------
   Current provision, foreign                  $   9,915      $     43,163     $    37,963
   Current provision, U.S.                         6,252           140,000         100,000
   Utilization of loss carryforwards                   -     (     140,000)   (    100,000)
                                               ---------      ------------     -----------
                                               $  16,167      $     43,163     $    37,963
                                               =========      ============     ===========



                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


7.       INCOME TAXES:(continued)

         A reconciliation of the reported amount of provision for income taxes to the amount that would result from applying domestic federal statutory tax rates (34%) to pretax income follows:

                                                            2001              2000             1999
                                                        -----------       -----------       ----------
   Income tax provision at U.S. statutory rate          $         -       $   156,698       $  126,274
   International rate differences                             9,915      (     15,684)     (    17,756)
   Utilization of loss carryforwards at 34%                       -      (    119,000)     (    85,000)
   Other                                                      6,252            21,149           14,445
                                                       ------------       -----------       ----------

                                                        $    16,167       $    43,163       $   37,963
                                                        ===========       =============     ==========


8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire through the fiscal year ending 2004. Rent expense was approximately $245,000, $337,000 and $327,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Rental commitments under non-cancelable operating leases for the years ending March 31, are as follows: 2002, $260,000; 2003, $227,000; 2004,
$37,000; 2005, none.

        The Company maintains a 401(k) plan ("Plan") in which substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2 % of the employee's earnings. The Company's subsidiary in England maintains a defined contribution plan ("U.K. Plan") in which substantially all employees may participate, subject to invitation by that entity's Directors. Under the U.K. Plan, Comtrex UK is committed to fund $15,000 annually for certain executive employees plus three percent of salaries for other participants. The Company's contributions to both plans aggregated $51,000, $33,000 and $33,000 in the fiscal years ending March 31, 2001, 2000 and 1999, respectively.

        The Company has employment agreements with four employees, executed in conjunction with the acquisition of its domestic subsidiary, which provide for an aggregate of $224,000 in minimum annual salaries. Two of the agreements contain provisions which provide for bonuses and commission payments based on the achievement of certain sales levels. All four agreements expire in June, 2002.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

9.       SEGMENT INFORMATION: (continued)

                                                                        2001                   2000                   1999
                                                          ------------------     ------------------     ------------------
Net sales:
  United States, domestic                                     $    2,840,426          $   3,454,769         $    3,450,966
  United States, export                                            2,763,275              3,625,517              1,979,661
  United Kingdom                                                   3,414,814              3,852,108              3,750,115
  Transfers between segments                                   (     882,443)          (  1,046,107)         (     881,151)
                                                              --------------          -------------         --------------

    Net sales                                                 $    8,136,072          $   9,886,287         $    8,299,591
                                                              ==============          =============         ==============

Income (loss) before income taxes:
  United States                                               $(     162,543)         $     311,750         $      224,065
  United Kingdom                                                      49,419                173,077                163,878
  Corporate                                                    (      19,154)          (     23,950)         (      16,550)
                                                              --------------          -------------         --------------

Income before income taxes                                    $(     132,278)         $     460,877         $      371,393
                                                              ==============          =============         ==============


Depreciation and amortization:
  United States                                               $      159,632          $     137,776         $      114,581
  United Kingdom                                                      41,770                 44,933                 52,957
  Corporate                                                           28,400                 28,400                 28,400
                                                              --------------          -------------         --------------

                                                              $      229,802          $     211,109         $      195,938
                                                              ==============          =============         ==============

Identifiable assets:
  United States                                               $    5,302,642          $   4,841,358         $    3,437,205
  United Kingdom                                                   2,005,105              2,414,652              2,062,349
  Corporate                                                          362,998                384,998                406,998
  Eliminations                                                 (     934,032)          (    749,838)         (     536,928)
                                                              --------------          -------------         --------------

    Total assets                                              $    6,736,713          $   6,891,170         $    5,369,624
                                                              ==============          =============         ==============

Long lived assets:
  United States                                               $      225,844          $     150,716         $      122,568
  United Kingdom                                                     622,775                585,284                607,652
                                                              --------------          -------------         --------------

                                                              $      848,619          $     736,000         $      730,220
                                                              ==============          =============         ==============



                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

10.     PER SHARE INFORMATION:

        A reconciliation of the average number of common shares outstanding used in the basic and diluted computations follows:

                                                             Average Common Shares Outstanding
                                                             ---------------------------------
                                                         2001               2000             1999
                                                      ---------          ---------        ---------
  Basic                                               1,328,099          1,243,649        1,196,802
  Diluted effect of stock options                             -             25,203           25,167
  Diluted effect of convertible debenture                     -             99,445          100,000
                                                      ---------          ---------        ---------

    Diluted                                           1,328,099          1,368,297        1,321,969
                                                      =========          =========        =========


       For purposes of computing diluted per share data in 2000 and 1999, $24,000 and $24,000, respectively, of interest related to the convertible debenture was added to net income. There is no dilutive effect from stock options or convertible debentures because there was a net loss for the year ended March 31, 2001.


11.    BANK LOAN, LINE OF CREDIT:

        At March 31, 2001, the Company was advanced $500,000 against a line of credit facility of $2,000,000. The loan bears interest at the bank's prime rate less one half of one percent (7.50 percent at March 31, 2001) and is collateralized by substantially all domestic assets of the Company. The terms of this credit facility require the Company to meet a series of financial covenants, the failure of which would result in a technical default of the loan.

        At March 31, 2001, the Company's UK subsidiary was advanced $74,482 against a line of credit facility of over $200,000. The loan bears interest at the bank's base rate plus two percent (7.25 percent at March 31, 2001) and is collateralized by substantially all assets of the subsidiary.


12.     COMPREHENSIVE INCOME:

        In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income(loss) was $(192,453), $438,335 and $307,548 for fiscal years 2001, 2000 and 1999, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMTREX SYSTEMS CORPORATION

Date:    June 25, 2001                  By:  /s/
                                           ------------------------------------
                                        Jeffrey C. Rice, President and
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Title                            Date
---------                            -----                            ----


         /s/                    President, Director and          June 25, 2001
--------------------------      Principal Executive Officer
Jeffrey C. Rice


         /s/                    Principal Financial and          June 25, 2001
--------------------------      Accounting Officer
Kenneth J. Gertie


  *                             Director                         June 25, 2001
--------------------------
Steven D. Roberts


  *                             Director                         June 25, 2001
--------------------------
Nathan Lipson


  *                             Director                         June 25, 2001
--------------------------
Alan G. Schwartz


  *                             Director                         June 25, 2001
--------------------------
Howard E. Sachs


  * By   /s/
--------------------------
Jeffrey C. Rice
Attorney-in-Fact