Form 10QSB
period 2001-06-30
COMTREX SYSTEMS CORP
filed 2001-08-14
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            22-2353604
--------------------------------------                --------------------------
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

                                    Yes     X                 No
                                         -------                  -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 10, 2001
           -----                                 ------------------------------
Common Stock, par value $.003                              1,417,120


Transitional Small Business Disclosure Form (check one):

                                    Yes                       No     X
                                         -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets at June 30, 2001 and
                    March 31, 2001

                  Unaudited Consolidated Statement of Operations for the three months ended June 30, 2001 and 2000

                  Unaudited Consolidated Statement of Cash Flow for the three months ended June 30, 2001 and 2000

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                                 (Unaudited)
                                                                                June 30, 2001  March 31, 2001
                                                                                -------------  --------------
Current assets:
  Cash and cash equivalents                                                     $    15,429    $   164,866
  Accounts receivable, net of reserve of
    $126,146 and $136,704 as of June 30, 2001
    and March 31, 2000, respectively                                              2,398,208      2,752,426
  Inventories                                                                     1,847,799      1,845,357
  Prepaid expenses and other                                                        155,883        131,705
                                                                                -----------    -----------
      Total current assets                                                        4,417,319      4,894,354
                                                                                -----------    -----------

Property and equipment:
  Land                                                                              156,244        156,244
  Building                                                                          312,656        312,656
  Machinery, equipment, furniture and leasehold                                   1,885,217      1,855,039
                                                                                -----------    -----------
                                                                                  2,354,117      2,323,939
  Less - accumulated depreciation                                                (1,507,082)    (1,475,320)
                                                                                -----------    -----------
      Net property and equipment                                                    847,035        848,619
                                                                                -----------    -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization                                                             543,269        473,297
  Goodwill, net of amortization                                                     512,772        520,443
                                                                                -----------    -----------
      Total other assets                                                          1,056,041        993,740
                                                                                -----------    -----------


        TOTAL ASSETS                                                            $ 6,320,395    $ 6,736,713
                                                                                ===========    ===========


                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                              ------------------------------------
Current liabilities:
  Revolving line of credit loan                                                 $   822,673    $   574,482
  Accounts payable                                                                  528,536        951,316
  Current portion of long term debt                                                 148,270        115,370
  Income and V.A.T. payable                                                          61,001         14,234
  Accrued expenses                                                                  183,577        192,301
  Deferred revenue                                                                  546,982        661,403
  Customer deposits                                                                  19,102          6,551
                                                                                -----------    -----------
      Total current liabilities                                                   2,310,141      2,515,657
                                                                                -----------    -----------

Deferred income taxes                                                                17,704         17,704
                                                                                -----------    -----------

Long term liabilities:
  Long term debt, net of current                                                    260,820        279,513
  Debentures payable, net of current maturities                                     151,670        173,336
                                                                                -----------    -----------
      Total long term liabilities                                                   412,490        452,849
                                                                                -----------    -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                                   -              -
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,416,453
    issued and outstanding as of
    June 30, 2001 and March 31, 2001, respectively                                    4,252          4,250
  Additional paid-in capital                                                      5,999,654      5,998,477
  Foreign currency translation adjustment                                            (9,277)       (14,357)
  Accumulated deficit                                                            (2,414,569)    (2,237,867)
                                                                                -----------    -----------
      Total shareholders' equity                                                  3,580,060      3,750,503
                                                                                -----------    -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 6,320,395    $ 6,736,713
                                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)


                                                         Three months ended
                                                              June 30,
                                                          2001         2000
                                                      ------------------------

Net sales                                             $ 1,534,922  $ 2,270,201

Costs and expenses:
  Cost of sales                                           726,571    1,067,526
  Administrative                                          272,566      313,916
  Research and development                                 23,631       52,196
  Sales and marketing                                     232,898      261,370
  Customer support                                        365,509      403,037
  Depreciation and amortization                            57,452       55,290
                                                      -----------  -----------

                                                        1,678,627    2,153,335
                                                      -----------  -----------

Income from operations                                   (143,705)     116,866

Interest expense, net                                     (22,194)     (33,960)
                                                      -----------  -----------

Income before income taxes                               (165,899)      82,906

Provision for income taxes                                (10,804)     (12,329)
                                                      -----------  -----------

Net income                                            $  (176,703) $    70,577
                                                      ===========  ===========

Basic earnings per share:
  Net income                                          $      (.12) $       .06
                                                      ===========  ===========

Diluted earnings per share:
  Net income                                          $      (.12) $       .05
                                                      ===========  ===========






   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)


                                                         Three months ended
                                                               June 30,
                                                         2001         2000
                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $(176,703)    $  70,577
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                     57,452        55,290
      Provisions for losses on accounts
        receivable                                       2,121        (8,692)
      Provisions for losses on inventories                   -             -
      Foreign currency translation adjustment            5,080       (20,377)
    (Increase) decrease in -
      Accounts receivable                              362,071       169,830
      Inventories                                       (2,442)     (254,025)
      Prepaid expenses and other                       (34,159)      (44,662)
    Increase (decrease) in -
      Accounts payable                                (422,780)     (151,323)
      Current portion of long term debt                      -       (23,233)
      Accrued V.A.T. and income taxes                   12,334             -
      Accrued expenses                                  25,709         1,958
      Customer deposits                                 12,551        (2,806)
      Deferred revenue                                (114,421)      (67,011)
                                                     ---------     ---------

        Net cash provided by (used in)
          operating activities                        (273,187)     (274,474)
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                  (30,178)      (23,431)
  Purchases of software and capitalized
    software and design                                (87,984)      (30,962)
                                                     ---------     ---------

        Net cash provided by (used in)
          investing activities                        (118,162)      (54,393)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                 248,191       250,000
  Increase in (payments on) debt, net                   (7,459)       21,189
  Proceeds from issuing equity securities                1,180         4,860
                                                     ---------     ---------

        Net cash provided by (used in)
          financing activities                         241,912       276,049
                                                     ---------     ---------

        Net increase (decrease) in cash               (149,437)      (52,818)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         164,866       246,270
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  15,429     $ 193,452
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

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, as filed with the SEC.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                   June 30,           March 31,
                                                     2001              2001
                                                 -----------        -----------
Raw materials                                    $   801,091        $   854,816
Work-in-process                                       53,968             31,456
Finished goods                                     1,082,740          1,049,085
Reserve for excess and obsolete inventory            (90,000)           (90,000)
                                                 -----------        -----------
                                                 $ 1,847,799        $ 1,845,357
                                                 ===========        ===========


3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,700,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,025,000, which has been offset by a valuation allowance of equal amount. During the quarter ended June 30, 2001, the valuation account was increased by $50,000.

         The components of the provision for income taxes for the quarter ended June 30, 2001 consist of current expense (foreign) of $10,604, and current expense (U.S.) of $200, respectively. The current expense (U.S.) for both periods has been offset by the benefits of net operating loss carryforwards through the reduction of the valuation account.


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

         A reconciliation of the basic and diluted EPS for the three months ended June 30, 2001 and 2000 is as follows:

                                                                                      Three months ended
                                                                                        June 30, 2001
                                                                                        -------------
                                                                       Income               Shares             Per Share
                                                                       ------               ------             ---------
Net income                                                           $ (176,703)
Basic EPS:
  Income available to common shareholders                            $ (176,703)           1,417,120           $ (0.12)
Effect of dilutive securities, options and
  warrants                                                                                         -
Diluted EPS:
  Income available to common shareholders                            $ (176,703)                   -           $ (0.12)

There is no dilutive effect from stock options because there was a net loss for the three months ended June 30, 2001.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


4.    EARNINGS PER SHARE DISCLOSURE(continued):

                                                                                Three months ended
                                                                                   June 30, 2000
                                                                                   -------------
                                                                  Income              Shares                Per Share
                                                                  ------              ------                ---------
Net income                                                      $  70,577
Basic EPS:
  Income available to common shareholders                       $  70,577            1,280,191               $  0.06
Effect of dilutive securities, options                                                  22,062
Effect of dilutive convertible debenture                        $   5,600               93,333
Diluted EPS:
  Income available to common shareholders                       $  76,177            1,395,586               $  0.05

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


                                     Three months ended
                                           June 30,
                                      2001         2000
                                 ------------------------
Net sales:
    United States, domestic      $   674,410  $   867,330
    United States, export            299,600      754,883
    United Kingdom                   746,073      967,035
    Transfers between segments      (185,161)    (319,047)
                                 -----------  -----------

      Net sales                  $ 1,534,922  $ 2,270,201
                                 ===========  ===========


Income (loss) before income taxes:
    United States                $  (177,663) $    47,945
    United Kingdom                    54,076       60,739
    Corporate                        (42,312)     (25,778)
                                 -----------  -----------

      Income (loss) before
        income taxes             $  (165,899) $    82,906
                                 ============ ===========


Depreciation and amortization:
    United States                $    37,141  $    38,594
    United Kingdom                    13,211        9,596
    Corporate                          7,100        7,100
                                 -----------  -----------

                                 $    57,452  $    55,290
                                 ===========  ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------


5.   SEGMENT INFORMATION(continued):

                                         June 30, 2001          March 31, 2001
                                         -------------          --------------
Identifiable assets:
  United States                          $ 5,021,687            $ 5,302,642
  United Kingdom                           2,061,024              2,005,105
  Corporate                                  357,498                362,998
  Eliminations                            (1,119,814)              (934,032)
                                         -----------            -----------

    Total assets                         $ 6,320,395            $ 6,736,713
                                         ===========            ===========


Long lived assets:
  United States                          $   234,374            $   225,844
  United Kingdom                             612,661                622,775
                                         -----------            ------------

                                         $   847,035            $   848,619
                                         ===========            ===========


6.       COMPREHENSIVE INCOME:

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income(loss) was $(171,623) and $50,200 for the quarters ended June 30, 2001 and 2000, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.


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

         The credit facility also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the bank on a quarterly basis. As of June 30, 2001, the Company was unable to meet the debt service covenant which requires cash flows from operating activities equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The entire amount of the outstanding loan is immediately callable as a consequence of default. The Company is therefore in technical default on the loan and has requested a waiver from the bank on this covenant.

Item 2.  Management's Discussion and Analysis or Plan of Operation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-QSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information on potential risks is contained in the Item 1 section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, as filed with the SEC.

Liquidity and Capital Resources

         As of June 30, 2001, the Company had total current assets of $4,417,319, including cash and cash equivalents of $15,429, as compared to $4,894,354 of total current assets and $164,866 of cash and cash equivalents as of March 31, 2001. The Company had current liabilities of $2,310,141, resulting in a current ratio of 1.9 as of June 30, 2001, compared to $2,515,657 and 1.9, respectively, as of March 31, 2001.

         Cash and cash equivalents decreased by $149,437 during the first three months of fiscal year 2002. Operating activities consumed $273,187 of cash, as compared with cash consumption of $274,474 for the corresponding prior year period. Investing activities consumed $118,162 during the first quarter of 2002 while $241,912 was provided by financing activities. This compares with a consumption of $54,393 by investing activities and $276,049 provided by financing activities in the corresponding prior year period.

         The Company reported a net loss of $176,703 for the three month period ended June 30, 2001. The Company has net operating loss carryforwards of approximately $2,700,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange as of the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2002 and the exchange rate as of March 31, 2001, differences between accounts on the consolidated balance sheets as of June 30, 2001 and March 31, 2001 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $362,071 and depreciation of $57,452 represented significant positive contributions to cash flow for the period ending June 30, 2001. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at the same approximate quarterly amount. These positive cash flows were offset by the net loss of $176,703, a decrease in accounts payables of $422,780, and a decrease in deferred revenues of $114,421. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. The decrease in accounts receivable is a result of aggressive collection efforts, and the decrease in accounts payable is a reflection of new sourcing efforts which require more stringent payment terms.

          During the quarter, raw materials inventory declined by $53,725, while finished goods and work-in process inventories increased by $33,655 and $22,512, respectively. The iTP product of the Company is manufactured to the Company's specifications by Firich Enterprises, formerly Commercial Data Systems, in Taiwan, and sold in conjunction with the software for the PCS-5000 series. Orders for the iTP are placed by the Company with an approximate lead time of two months. Based on current customer order and stocking levels, the Company plans to maintain the current level of inventories during the second quarter of the current fiscal year.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and it's District Offices in Atlanta and Michigan, which are billed on an annual basis. The decrease of $114,421 is the result of a quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $118,162 of cash during the three month period ended June 30, 2001, through a combination of purchased property and equipment and capitalized software and design. Financing activities provided $241,912, with the principal activity being borrowings from the Company's line of credit.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the quarter ended June 30, 2001, these adjustments had the effect of a cash provision of $5,080 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of changes in the exchange rate between the pound sterling and the U.S. dollar, this negative adjustment to shareholders' equity decreased from an impact of $14,357 as of March 31, 2001, to $9,277 as of June 30, 2001.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, entered into a new line of credit agreement with National Westminster Bank, replacing an existing facility, which had extended through March 2001, with Barclays Bank PLC. The new agreement calls for borrowings of up to (pound)150,000, and expires on December 19, 2001. Borrowings bear interest at the rate of two percent in excess of the bank's base rate and are collateralized by substantially all assets of the subsidiary. The parent Company is not a guarantor on this line of credit.

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

         The credit facility also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the bank on a quarterly basis. As of June 30, 2001, the Company was unable to meet the debt service covenant which requires cash flows from operating activities equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The entire amount of the outstanding loan is immediately callable as a consequence of default. The Company is therefore in technical default on the loan and has requested a waiver from the bank on this covenant.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the remainder of fiscal year 2002. As of June 30, 2001, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first quarter of fiscal year 2002 decreased by 32%, to $1,534,922, as compared with corresponding sales of $2,270,201 during the first quarter of fiscal year 2001. The Company reported a net loss of $176,703 for the current three month period, or $.12 per share, as compared with net income of $70,577, or $.06 per share, for the comparable prior year period.

         The significant decrease in net sales during the first quarter is the result of a combination of several factors, including an overall economic slowdown, unusual seasonal fluctuations and the anticipation of new product releases by the Company. The first quarter results are not indicative of management's expectations for the entire current fiscal year.

         Export sales during the quarter were down approximately 60%, from $754,883 during fiscal year 2000 to $299,600 during the most recent quarter. The recent unfavorable currency exchange rate adversely impacted sales, as international distributors postponed purchases for inventory in anticipation of improved exchange rates. The Company's relationships with its international distributors are extremely good and have been built over a number of years. Management believes that the decline in sales during the first quarter is a short term reduction in activity.

         Sales by the Company's U.K. subsidiary were down by 23%, when compared to the comparable prior quarter. Both the economic slowdown and the exchange rate were contributing factors to this decline. In addition, Comtrex U.K. began marketing activities relating to the Company's forthcoming product releases during the most recent quarter, which in many cases caused a postponement in implementation with prospective customers. This same preliminary sales and marketing activity, the introduction of new product releases to current and prospective customers, was a factor in the 22% decline in domestic sales, particularly with the Company's direct sales activities through its District Offices in Atlanta and Michigan and in the Philadelphia area.

         Cost of sales during the first quarter of fiscal year 2002 was $726,571, as compared to $1,067,526 for the first quarter of the prior fiscal year. This represents 47% of net sales in both periods. The cost of sales and gross margin percentages are a reflection of the continued emphasis on the direct sales activities of the Company through Comtrex U.K., the Atlanta and Michigan District Offices and in the Philadelphia metropolitan area. Gross margins on the Company's sales to its dealer and distributor channels are, in general, approximately one half of the gross margins realized on its direct sales activities.

         Administrative expenses decreased from $313,916 during the first quarter of fiscal year 2001, to $272,566 for the first quarter of fiscal year 2002, representing 14% and 18% of net sales, respectively. Sales, marketing and customer support expenses decreased from $664,407 during the period ended June 30, 2000, to $598,407, during the current fiscal year period, representing 29% and 39% of net sales, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, a significant percentage of the net sales realized through such direct sales activities consist of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         During the quarter ended June 30, 2001, the Company continued with the final development of its Internet-based Decision Support and DataWarehouse software. The system includes an in-store component, FTP Messenger, which forwards information on a daily basis to an FTP Server, and a central component based on Windows NT and SQL Server. The central component integrates information from restaurants across several concepts into the SQL database, and provides for reporting access by management using only an Internet browser. The software and services were installed at several additional test sites during the quarter. The business model for these applications includes a one-time license fee, and ongoing fees for support, both in-store and at the central site, and software maintenance. This software will be available for general distribution in the second half of the Company's current fiscal year.

         The Company is also finalizing a software design and development project for an entirely new suite of in-store back office software. This development was partially funded by a major customer during the fiscal year ended March 31, 2001 and will be offered through the Company's district office channel beginning in the quarter ending September 30, 2001. The in-store component is currently installed in a two pilot locations which are being used to evaluate the software as it is released from development. Any chain-wide rollout is not anticipated until the second half of the current fiscal year.

         Based on information currently available, and the anticipated release of these new product offerings, management believes that the second quarter of the current fiscal year will see a significantly increased level of sales activity as compared to the current quarter. Essentially all of the Company's comparative sales increase during fiscal year 2000, over fiscal year 1999, occurred during the second half of the fiscal year. Based on an expected increase in overall purchasing trends relative to current depressed levels, management believes that comparative sales growth should commence in the third and fourth quarters of the current fiscal year.

         As of August 10, 2001, the Company's backlog was approximately $1,392,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of August 7, 2000 was approximately $750,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


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

4.4  *(h)         Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts

10.1 *(g)         Stock Purchase Agreement, dated June 23, 1999, between the Company, Michael R. Carter, Matthew R. Carter, Mark R.
                  Carter and Donn Scott Smith

10.2 *(c)         1992 Non-Qualified Stock Option Plan of the Company

10.3 *(d)         1995 Employee Incentive Stock Option Plan of the Company

10.4 *(f)         1999 Stock Option Plan of the Company

10.5 *(a)         Loan Agreement(Business Overdraft Facility) between Comtrex Systems Corporation ltd and National Westminster Bank
                  PLC dated February 8, 2001

10.6 *(f)         Financial Advisory Agreement, dated February 8, 1999, between Comtrex Systems Corporation and Alvin L. Katz

10.7 *(h)         Secured Credit Agreement between the Company and Summit Bank dated July 5, 2000

---------------

*(a)  Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(g) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 9, 1999.
*(h) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 7, 2000.

         (b)     Reports on Form 8-K

      During the quarter ended June 30, 2001, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:   August 13, 2001            By:                                  /s/
      -------------------              -----------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:   August 13, 2001            By:                                  /s/
      -------------------              -----------------------------------------
                                        Kenneth J. Gertie
                                        Chief Financial &
                                        Chief Accounting Officer

                                 Exhibit Index
                                 -------------

Exhibit                                                                   Page
-------                                                                   ----
10.5        Loan Agreement (Business Overdraft Facility) between Comtrex
            Systems Corporation  ltd and National Westminster Bank PLC
            dated February 8, 2001                                         17-23