Form 10QSB
period 2001-09-30
COMTREX SYSTEMS CORP
filed 2001-11-13
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from               to
                                             ------------     -------------

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

                             Yes     X                 No
                                   ------                  ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Outstanding at November 13, 2001
            -----                              --------------------------------
Common Stock, par value $.003                                1,417,120


Transitional Small Business Disclosure Form (check one):

                             Yes                       No    X
                                   ------                  ------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at September 30, 2001 and March 31, 2001

                  Unaudited Consolidated Statement of Operations
                    for the six months ended September 30, 2001 and 2000

                  Unaudited Consolidated Statement of Cash Flow
                    for the six months ended September 30, 2001 and 2000

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

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (These statements are unaudited.)

                                                 ASSETS
Current assets:                                                  September 30, 2001         March 31, 2001
                                                                 ------------------         --------------
  Cash and cash equivalents                                         $   124,069              $   164,866
  Accounts receivable, net of reserve of
    $136,029 and $136,704 as of September 30, 2001
    and March 31, 2001, respectively                                  2,400,731                2,752,426
  Inventories                                                         1,712,950                1,845,357
  Prepaid expenses and other                                            141,861                  131,705
                                                                    -----------              -----------
      Total current assets                                            4,379,611                4,894,354
                                                                    -----------              -----------

Property and equipment:
  Land                                                                  156,244                  156,244
  Building                                                              312,656                  312,656
  Machinery, equipment, furniture and leasehold                       1,908,014                1,855,039
                                                                    -----------              -----------
                                                                      2,376,914                2,323,939
  Less - accumulated depreciation                                    (1,537,109)              (1,475,320)
                                                                    -----------              -----------
      Net property and equipment                                        839,805                  848,619
                                                                    -----------              -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization                                                 600,684                  473,297
  Goodwill, net of amortization                                         505,102                  520,443
                                                                    -----------              -----------
      Total other assets                                              1,105,786                  993,740
                                                                    -----------              -----------


        TOTAL ASSETS                                                $ 6,325,202              $ 6,736,713
                                                                    ===========              ===========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit loan                                     $   927,299              $   574,482
  Accounts payable                                                      575,509                  951,316
  Current portion of long term debt                                     144,235                  115,370
  Income and V.A.T. payable                                              68,913                   14,234
  Accrued expenses                                                      191,693                  192,301
  Deferred revenue                                                      367,399                  661,403
  Customer deposits                                                      38,415                    6,551
                                                                    -----------              -----------
      Total current liabilities                                       2,313,463                2,515,657
                                                                    -----------              -----------

Deferred income taxes                                                    10,051                   17,704
                                                                    -----------              -----------

Long term liabilities:
  Long term debt, net of current                                        261,797                  279,517
  Convertible debentures payable, net of current                        151,665                  173,332
                                                                    -----------              -----------
      Total long term liabilities                                       413,462                  452,849
                                                                    -----------              -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                      --                       --
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,416,453
    issued and outstanding as of
    September 30, 2001 and March 31, 2001, respectively                   4,252                    4,250
  Additional paid-in capital                                          5,999,654                5,998,477
  Foreign currency translation adjustment                               (18,433)                 (14,357)
  Accumulated deficit                                                (2,397,247)              (2,237,867)
                                                                    -----------              -----------
      Total shareholders' equity                                      3,588,226                3,750,503
                                                                    -----------              -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 6,325,202              $ 6,736,713
                                                                    ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)

                                              Three months ended                        Six months ended
                                                  September 30,                          September 30,
                                           2001                2000                2001                2000
                                       -------------------------------         -------------------------------
Net sales                              $ 1,889,584         $ 1,755,793         $ 3,424,506         $ 4,025,993

Costs and expenses
  Cost of sales                            922,634             814,757           1,649,205           1,882,283
  Administrative                           240,408             340,674             512,974             654,590
  Research and development                  22,008              58,419              45,639             110,615
  Sales and marketing                      211,108             245,447             444,006             506,817
  Customer support                         371,822             402,668             737,331             805,705
  Depreciation and amortization             57,084              51,548             114,536             106,838
                                       -----------         -----------         -----------         -----------

                                         1,825,064           1,913,513           3,503,691           4,066,848
                                       -----------         -----------         -----------         -----------

Income (loss) from operations               64,520            (157,720)            (79,185)            (40,855)

Interest income (expense), net             (24,382)            (38,364)            (46,576)            (72,324)
                                       -----------         -----------         -----------         -----------

Income (loss)
  before income taxes                       40,138            (196,084)           (125,761)           (113,179)

Provision for income taxes                  22,816                 367              33,620              12,695
                                       -----------         -----------         -----------         -----------

Net income (loss)                      $    17,322         $  (196,451)        $  (159,381)        $  (125,874)
                                       ===========         ===========         ===========         ===========

Basic earnings per share:
  Net income (loss)                    $       .01         $      (.15)        $      (.11)        $      (.10)
                                       -----------         ===========         ===========         ===========

Diluted earnings per share:
  Net income (loss)                    $       .01         $      (.15)        $      (.11)        $      (.10)
                                       ===========         ===========         ===========         ===========












   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)

                                                                    Six months ended
                                                                      September 30,
                                                              2001                   2000
                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $(159,381)             $(125,874)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                          114,536                106,838
      Deferred income taxes                                   (7,653)                    --
      Provisions for losses on accounts
        receivable                                            (2,068)                 2,426
      Provisions for losses on inventories                     5,000                     --
      Foreign currency translation adjustment                 (4,076)               (36,965)
    (Increase) decrease in -
      Accounts receivable                                    353,763                355,588
      Inventories                                            127,407               (146,400)
      Prepaid expenses and other                             (10,156)               (22,214)
    Increase (decrease) in -
      Accounts payable                                      (375,807)              (465,802)
      Accrued expenses                                          (608)                10,557
      Income and V.A.T. Taxes Payable                         54,679                     --
      Customer deposits                                       31,864                 10,984
      Deferred revenue                                      (294,004)              (160,317)
                                                           ---------              ---------
        Net cash provided by (used in)
          operating activities                              (166,504)              (471,179)
                                                           ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                        (54,368)               (47,126)
  Purchases of software and capitalized
    software and design                                     (163,400)               (57,500)
                                                           ---------              ---------

        Net cash provided by (used in)
          investing activities                              (217,768)              (104,626)
                                                           ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                       352,817                350,000
  Payments on Debt                                           (10,522)               (27,642)
  Proceeds from issuing equity securities                      1,180                 24,860
                                                           ---------              ---------

        Net cash provided by (used in)
          financing activities                               343,475                347,218
                                                           ---------              ---------

        Net increase (decrease) in cash                      (40,797)              (228,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               164,866                246,270
                                                           ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 124,069              $  17,683
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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                              September 30,     March 31,
                                                  2001             2001
                                              -----------      -----------
Raw materials                                 $   677,644      $   854,816
Work-in-process                                    39,012           31,456
Finished goods                                  1,091,294        1,049,085
Reserve for excess and obsolete inventory         (95,000)         (90,000)
                                              -----------      -----------

                                              $ 1,712,950      $ 1,845,357
                                              ===========      ===========

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,600,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,000,000, which have been offset by a valuation allowance of equal amount. During the quarter ended September 30, 2001, the valuation account was not affected.

         The components of the provision for income taxes for the six months ended September 30, 2001 consist of current expense (foreign) of $33,420, and current expense (U.S.) of $200, respectively.


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

         A reconciliation of the basic and diluted EPS for the three and six months ended September 30, 2001 and 2000 is as follows:

                                                              Three months ended
                                                              September 30, 2001
                                                              ------------------

                                                    Income(Loss)    Shares        Per Share
                                                    ------------    ------        ---------
Net income(loss)                                     $  17,322
Basic EPS:
  Income (loss) available to common shareholders        17,322     1,417,120     $   0.01
Effect of dilutive securities, options and
  warrants                                                             1,078
Diluted EPS:
  Income(loss) available to common shareholders      $  17,322     1,418,198     $   0.01


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES


4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)
                                                                      Six months ended
                                                                      September 30, 2001
                                                                      ------------------
                                                      Income(Loss)        Shares         Per Share
                                                      ------------        ------         ---------

Net income(loss)                                       $(159,381)
Basic EPS:
  Income (loss) available to common shareholders        (159,381)       1,416,898         $ (0.11)
Effect of dilutive securities, options                                      2,080
Diluted EPS:
  Income(loss) available to common shareholders        $(159,381)       1,418,978         $ (0.11)

                                                                      Three months ended
                                                                      September 30, 2000
                                                                      ------------------
                                                      Income(Loss)        Shares          Per Share
                                                      ------------        ------          ---------
Net income(loss)                                       $(196,451)
Basic EPS:
  Income(loss) available to common shareholders         (196,451)        1,284,413        $ (0.15)
Effect of dilutive securities, options and
  warrants                                                                  12,675
Effect of dilutive convertible debenture                   5,333            88,889
Diluted EPS:
  Income(loss) available to common shareholders        $(191,118)        1,385,977        $ (0.15)

     For purposes of computing diluted per share data, $5,333 of interest related to the convertible debenture was added to net income. There is no dilutive effect from stock options or convertible debentures because there was a net loss for the three months ended September 30, 2000.

                                                                      Six months ended
                                                                      September 30, 2000
                                                                      ------------------
                                                        Income(Loss)      Shares      Per Share
                                                        ------------      ------      ----------
Net income(loss)                                          $(125,874)
Basic EPS:
  Income(loss) available to common shareholders            (125,874)     1,282,302      $ (0.10)
Effect of dilutive securities, options                                      17,368
Effect of dilutive convertible debenture                     10,933         91,111
Diluted EPS:
  Income(loss) available to common shareholders           $(114,941)     1,390,781      $ (0.10)

     For purposes of computing diluted per share data, $10,933 of interest related to the convertible debenture was added to net income. There is no dilutive effect from stock options or convertible debentures because there was a net loss for the six months ended September 30, 2000.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES


5.       SEGMENT INFORMATION (CONTINUED)

                                    Three months ended         Six Months Ended
                                        September 30,             September 30,
                                      2001        2000        2001          2000
                                 ------------------------   -----------------------
Net sales:
    United States, domestic      $   696,851  $   621,364   $ 1,371,261 $ 1,488,694
    United States, export            598,331      545,923       897,931   1,300,806
    United Kingdom                   819,773      849,709     1,565,846   1,816,743
    Transfers between segments  (    225,371)(    261,203)  (   410,532)(   580,250)
                                 -----------  -----------    ----------  ----------

      Net sales                  $ 1,889,584  $ 1,755,793   $ 3,424,506 $ 4,025,993
                                 ===========  ===========   ----------- -----------


                                    Three months ended         Six Months Ended
                                        September 30,             September 30,
                                      2001        2000        2001          2000
                                 ------------------------   -----------------------

Income (loss) before income taxes:
    United States                $    18,433  $(  183,784)  $(  159,230) $( 135,840)
    United Kingdom                    55,485        3,051       109,561      63,790
    Corporate                     (   33,780)  (   15,351)   (   76,092)  (  41,129)
                                 -----------  -----------   -----------  ----------

      Income before
        income taxes             $    40,138  $(  196,084)  $(  125,761) $( 113,179)
                                 ===========  ===========   ===========  ==========


Depreciation and amortization:
    United States                $    37,303  $    34,910   $    74,444  $   73,504
    United Kingdom                    12,681        9,538        25,892      19,134
    Corporate                          7,100        7,100        14,200      14,200
                                 -----------  -----------   -----------  ----------

                                 $    57,084  $    51,548   $   114,536  $  106,838
                                 ===========  ===========   ===========  ==========

                                           September 30, 2001         March 31, 2001
                                           ------------------         --------------
Identifiable assets:
  United States                               $ 5,137,545               $ 5,302,642
  United Kingdom                                2,074,057                 2,005,105
  Corporate                                       351,998                   362,998
  Eliminations                               (  1,238,398)             (    934,032)
                                              -----------               -----------

    Total assets                              $ 6,325,202               $ 6,736,713
                                              ===========               ===========


Long lived assets:
  United States                               $   226,745               $   225,844
  United Kingdom                                  613,060                   622,775
                                              -----------               ------------

                                              $   839,805               $   848,619
                                              ===========               ===========


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) is $8,166 and $(213,039) for the quarters ended September 30, 2001 and 2000, respectively, and $(163,457) and $(162,839) for the six months ended September 30, 2001 and 2000, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.


7.       BANK LOAN, LINE OF CREDIT:

         On July 5, 2000, the Company entered into a credit facility with Summit Bank (now Fleet Bank N.A.), replacing an existing facility, which had extended through September of 2000, with PNC Bank N.A. The new credit facility, originally expiring in September of 2001 and subsequently extended through November of 2001, provides the Company with the availability of a total amount of $2,000,000 for borrowings and the issuance of Irrevocable Letters of Credit. Outstanding borrowings bear interest at either the bank's prime rate of interest minus one half of one percent (0.50%), or two and one half percent (2.50%) above the London Interbank Offered Rate (LIBOR), at the Company's option. For borrowings under which interest will be computed on the LIBOR formula, the Company must place minimum principal amount draws of $200,000, on no more than three (3) loans outstanding at any one time, for a period of either one, two or three months. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with PNC Bank N.A. provided the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit. Loans under the facility with PNC Bank bore interest at the bank's prime rate and were also collateralized by substantially all domestic assets of the Company.

         The credit facility also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the bank on a quarterly basis. As of September 30, 2001, the Company was unable to meet the debt service covenant which requires cash flows from operating activities equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The entire amount of the outstanding loan is immediately callable as a consequence of default. The Company is therefore in technical default on the loan and has requested a waiver from the bank on this covenant. Based on its negotiations with the bank, management believes that the line of credit will be renewed during November of 2001, to extend through September of 2002, on terms mutually acceptable to the both the bank and the Company.

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

Liquidity and Capital Resources

         As of September 30, 2001, the Company had total current assets of $4,379,611, including cash and cash equivalents of $124,069, as compared to $4,894,354 of total current assets and $164,866 of cash and cash equivalents as of March 31, 2001. The Company had current liabilities of $2,313,463 and $2,515,657, as of September 30, 2001, and March 31, 2001, respectively,. This resulted in a current ratio of 1.9 on both balance sheet dates.

         Cash and cash equivalents decreased by $40,797 during the first six months of fiscal year 2002. Operating activities consumed $166,504 of cash, as compared with cash consumption of $471,179 for the corresponding prior year period. Investing activities consumed $217,768 during the first six months of fiscal year 2002 while financing activities provided $343,475, as compared with a net consumption of $104,626 for investing activities and net provision of $347,218 from financing activities in the corresponding prior year period. Cash provided by financing activities in both periods was principally from the Company's line of credit.

         The Company reported a net loss of $159,381 for the six month period ended September 30, 2001. The Company has net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2002 and the exchange rate as of March 31, 2001, differences between accounts on the consolidated balance sheets as of September 30, 2001 and March 31, 2001 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $353,763, a decrease in inventories of $127,407, and depreciation of $114,536 represented significant positive contributions to cash flow for the six month period ending September 30, 2001. These positive cash flows were offset by the net loss of $159,381, a decrease in accounts payable of $375,807, and a decrease in deferred revenues of $262,140. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. The decrease of current receivables is a reflection of the Company's aggressive collections efforts. The decrease in inventory for the six month period was primarily driven by a reduction of raw materials inventory achieved through reduced product lead times and greater outsourcing initiatives.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its U.S. district offices, which are billed on an annual basis. The decrease of $262,140 is the result of two quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         The primary positive contributors to cash flow were a reduction of receivables of $353,763 and depreciation and amortization of $114,536. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at approximately the same quarterly amount.

         Investing activities consumed $217,768 of cash during the six month period ended September 30, 2001, through a combination of equipment purchases and capitalized software costs. The Company has increased its investment in software development during the most recent quarter as it prepares to roll out new product offerings. Financing activities provided $343,475, with the principal activity being borrowings under the Company's line of credit.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the six months ended September 30, 2001, these adjustments had the effect of a cash consumption of $4,076 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a reduced exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity changed from a negative impact of $14,357 as of March 31, 2001, to a negative impact of $18,433 as of September 30, 2001.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, signed a line of credit agreement with National Westminster Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and expires on December 19, 2001. Borrowings bear interest at the rate of 2 percent above the bank's base rate and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

         On July 5, 2000, the Company entered into a credit facility with Summit Bank (now Fleet Bank, N.A.), replacing an existing facility, which had extended through September of 2000, with PNC Bank N.A. The new credit facility, originally expiring in September of 2001 and subsequently extended through November of 2001, provides the Company with the availability of a total amount of $2,000,000 for borrowings and the issuance of Irrevocable Letters of Credit. Outstanding borrowings bear interest at either the bank's prime rate of interest minus one half of one percent (0.50%), or two and one half percent (2.50%) above the London Interbank Offered Rate (LIBOR), at the Company's option. For borrowings under which interest will be computed on the LIBOR formula, the Company must place minimum principal amount draws of $200,000, on no more than three (3) loans outstanding at any one time, for a period of either one, two or three months. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with PNC Bank N.A. provided the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit. Loans under the facility with PNC Bank bore interest at the bank's prime rate and were also collateralized by substantially all domestic assets of the Company.

     The credit facility requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the bank on a quarterly basis. As of September 30, 2001, the Company was unable to meet the debt service covenant which requires cash flows from operating activities equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company is therefore in technical default on the loan. The entire amount of the outstanding loan is immediately callable as a consequence of this default. The Company has requested a waiver from the bank on this covenant and is also in the process of negotiating terms for renewal. Based on its negotiations with the bank, management believes that the line of credit will be renewed during November of 2001, to extend through September of 2002, on terms mutually acceptable to the both the bank and the Company.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of September 30, 2001, the Company had no material commitments for capital expenditures.

Results of Operation

         Net sales during the first six months of fiscal year 2002 decreased by 15%, to $3,424,506, as compared with corresponding sales of $4,025,993 during the first six months of fiscal year 2001. For the comparable quarters ended September 30, sales increased by 8%, to $1,889,584 from $1,755,793 for fiscal year 2002 and fiscal year 2001, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operations of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999.

         The Company reported a net loss of $159,381 for the current six month period, or $.11 per share, as compared with a loss of $125,874, or $.10 per share, for the comparable prior year period. During the quarter ended September 30, 2001 the Company reported net income of $17,322, or $.01 per share, as compared with a net loss of $196,451, or $.15 per share, for the second quarter of the prior fiscal year.

         Administrative expenses decreased from $654,590 to $512,974 during the first six month period of fiscal year 2002 when compared with same period of fiscal year 2001, representing a decrease from 16% to 15% of net sales in comparative periods. Sales, marketing and customer support expenses decreased from $1,312,522 during the six month period ended September 30, 2000, to $1,181,337, during the current fiscal year period, representing 33% and 34% of net sales, respectively. The decrease can be attributed to reductions in personnel at the district office level. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         Cost of sales during the second quarter and first six month period of fiscal year 2001 were 49% and 48% of net sales, respectively, as compared to 46% and 47% of net sales, respectively for the comparable quarter and six month period of the prior fiscal year. The increase in cost of sales, and reduction in gross margin, is a result of pricing pressures being exerted by the stagnat economy in addition to reduced activity levels in the district offices where the gross margin is higher. While selling and support expenses represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is significantly greater. In addition to product sales, a significant percentage of the net sales realized through such direct sales activities consists of maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         The Company is also finalizing a software design and development project for an entirely new suite of in-store back office software. This development was partially funded by a major customer during the fiscal year ended March 31, 2001 and initial installations were placed in service at customer locations, through the Company's district office channel, during the most recent quarter. The in-store component is now installed in approximately ten locations. The final release of this software for sale will be made in November of 2001. Any chain-wide rollout is not anticipated until the second half of the current fiscal year.

         Management believes that the increased level of sales activity during the second quarter of the current fiscal year was a direct result of the ongoing development of its new software product offerings. The functionality and reporting capabilities of the new software are equal to or better than competitive product offerings in the opinion of the Company's management. Preliminary feedback from pilot installations and recent trade show demonstrations has been very positive. The Company has primed the market with its ad campaign in trade publications and will offer introductory pricing to launch the software.

      The release for general delivery of this new software will require a significant investment of training time, both in-house and for the Company's distribution channels. Management believes that this allocation of sales and support resources during the third quarter of this fiscal year may have an adverse affect on sales during the quarter, and has taken aggressive action to reduce expenditures in its administrative and manufacturing operating areas. Based on this internal allocation of resources during the third quarter, and an expected increase in overall purchasing trends relative to current depressed levels, management believes that comparative sales growth should commence in the fourth quarter of the current fiscal year.

         As of November 13, 2001, the Company's backlog was approximately $708,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of October 30, 2000 was approximately $908,435. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         The 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 14, 2001. A quorum was present and the following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

1.       Election of Directors

         The management of the Company nominated a slate of five persons to serve on the Board of Directors until the next Annual Meeting or until their respective successors are duly elected and shall qualify. No other nominations were made. The nominees received the following votes:

         Nominee                    Votes For        Votes Against(Abstain)
         -------                    ---------        ----------------------

         Nathan I. Lipson           1,141,859           550
         Jeffrey C. Rice            1,141,859           550
         Steven D. Roberts          1,141,859           550
         Alan G. Schwartz           1,141,859           550
         Howard Saks                1,141,859           550

         The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.   Description of Instrument
-----------   -------------------------

3.1  *(g)     Certificate of Incorporation, as amended through February 14,
              2001, of the Company
3.2  *(a)     By-Laws, as amended, of the Company
4.1  *(a)     Specimen Common Stock Share Certificate
4.2  *(d)     Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to
              Norman and Shirley Roberts
4.4  *(f)     Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts
10.2 *(b)     1992 Non-Qualified Stock Option Plan of the Company
10.3 *(c)     1995 Employee Incentive Stock Option Plan of the Company
10.4 *(e)     1999 Stock Option Plan of the Company
10.5 *(h)     Loan Agreement (Business Overdraft Facility) between Comtrex
              Systems Corporation LTD and National Westminster Bank PLC dated
              February 8, 2001.
10.8 *(f)     Secured Credit Agreement between the Company and Summit Bank N.A., now Fleet Bank, N.A. dated July 5, 2000

*(a)     Incorporated by reference to the exhibits to the Company's Form
         8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(b) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(d)     Incorporated by reference to the exhibits to the Company's Form
         10-KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(e)     Incorporated by reference to the exhibits to the Company's Form
         10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 10, 2000.
*(g) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 15, 2001.
*(h) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 10, 2001

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    COMTREX SYSTEMS CORPORATION
                                    (Registrant)



Date:  November  13, 2001           By:                          /s/
      --------------------              ---------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:  November  13, 2001           By:                          /s/
      --------------------              ---------------------------------------
                                        Kenneth J. Gertie
                                        Chief Financial &
                                        Chief Accounting Officer