Form 10QSB
period 2001-12-31
COMTREX SYSTEMS CORP
filed 2002-02-11
CIK 769525

                                   FORM 10-QSB



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        22-2353604
-------------------------------                      --------------------------
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

                         Yes     X                 No
                              -------                  -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                          Outstanding at February 8, 2002
             -----                          -------------------------------
Common Stock, par value $.003                         1,417,120


Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                               -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements, Unaudited

                   Unaudited Consolidated Balance Sheets
                     at December 31, 2001 and March 31, 2001                 3

                   Unaudited Consolidated Statement of Operations            4
                     for the nine months ended December 31, 2001 and 2000

                   Unaudited Consolidated Statement of Cash Flows            5
                     for the nine months ended December 31, 2001 and 2000

                   Notes to Unaudited Consolidated Financial Statements      6


Item 2.   Management's Discussion and Analysis or                           11
                   Plan of Operation


                                     PART II
                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                  16

Exhibit Index                                                               17

Exhibits

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (These statements are unaudited.)

                                     ASSETS
                                     ------

Current assets:                                        December 31, 2001        March 31, 2001
                                                       -----------------        --------------
  Cash and cash equivalents                               $    86,544            $   164,866
  Accounts receivable, net of reserve of
    $137,657 and $136,704 as of December 31, 2001
    and March 31, 2001, respectively                        2,263,496              2,752,426
  Inventories                                               1,663,591              1,845,357
  Prepaid expenses and other                                  124,668                131,705
                                                          -----------            -----------
      Total current assets                                  4,138,299              4,894,354
                                                          -----------            -----------
Property and equipment:
  Land                                                        156,244                156,244
  Building                                                    312,656                312,656
  Machinery, equipment, furniture and leasehold             1,933,393              1,855,039
                                                          -----------            -----------
                                                            2,402,293              2,323,939
  Less - accumulated depreciation                          (1,563,319)            (1,475,320)
                                                          -----------            -----------
      Net property and equipment                              838,974                848,619
                                                          -----------            -----------
Other assets:
  Purchased and capitalized software and design,
    net of amortization                                       664,072                473,297
  Goodwill, net of amortization                               497,431                520,443
                                                          -----------           ------------
      Total other assets                                    1,161,503                993,740
                                                          -----------            -----------

        TOTAL ASSETS                                      $ 6,138,776            $ 6,736,713
                                                          ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Revolving line of credit loan                           $   900,000            $   574,482
  Accounts payable                                            480,888                951,316
  Current portion of long term debt                            72,215                115,370
  Income and V.A.T. payable                                    89,337                 14,234
  Accrued expenses                                            157,087                192,301
  Deferred revenue                                            403,709                661,403
  Customer deposits                                            11,285                  6,551
                                                          -----------            -----------
      Total current liabilities                             2,114,521              2,515,657
                                                          -----------            -----------
Deferred income taxes                                          50,653                 17,704
                                                          -----------            -----------
Long term liabilities:
  Long term debt, net of current                              384,568                279,517
  Convertible debentures payable, net of current                    -                173,332
                                                          -----------            -----------
      Total long term liabilities                             384,568                452,849
                                                          -----------            -----------
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                             -                      -
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,416,453
    issued and outstanding as of
    December 31, 2001 and March 31, 2001, respectively          4,252                  4,250
  Additional paid-in capital                                5,999,654              5,998,477
  Foreign currency translation adjustment                     (12,841)               (14,357)
  Accumulated deficit                                      (2,402,031)            (2,237,867)
                                                          -----------            -----------
      Total shareholders' equity                            3,589,034              3,750,503
                                                          -----------            -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY               $ 6,138,776            $ 6,736,713
                                                          ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                       (These statements are unaudited.)

                                                   Three months ended           Nine months ended
                                                       December 31,                December 31,
                                                   2001         2000           2001         2000
                                                ------------------------    ------------------------
Net sales                                       $ 1,620,232  $ 2,197,585    $ 5,044,738  $ 6,223,579

Costs and expenses
  Cost of sales                                     762,335    1,023,420      2,411,540    2,905,703
  Administrative                                    209,651      328,764        722,625      983,354
  Research and development                           15,733       34,625         61,372      145,240
  Sales and marketing                               190,236      241,308        634,242      748,125
  Customer support                                  346,858      398,058      1,084,189    1,203,765
  Depreciation and amortization                      62,552       52,522        177,088      159,360
                                                -----------   ----------    -----------  -----------

                                                  1,587,365    2,078,697      5,091,056    6,145,547
                                                -----------   ----------    -----------  -----------

Income (loss) from operations                        32,867      118,888        (46,318)      78,032

Loss on equipment disposal                                -       (1,940)             -       (1,940)
Interest expense, net                               (23,781)     (28,395)       (70,357)    (100,719)
                                                -----------   ----------    -----------  -----------

Income (loss)
  before income taxes                                 9,086       88,553       (116,675)     (24,627)

Provision for income taxes                           13,870       (7,260)        47,490        5,435
                                                -----------   ----------    -----------  ------------

Net income (loss)                               $    (4,784)  $   95,813    $  (164,165) $   (30,062)
                                                ===========   ==========   ============  ===========

Basic earnings per share:
  Net income (loss)                                  $  .00       $  .07         $ (.12)      $ (.02)
                                                ===========    =========    ===========  ===========

Diluted earnings per share:
  Net income (loss)                                  $  .00       $  .07         $ (.12)      $ (.02)
                                                ===========   ==========    ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)

                                                              Nine months ended
                                                                 December 31,
                                                             2001           2000
                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $ (164,165)    $  (30,062)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                          177,088        159,360
      Deferred income taxes                                   32,560              -
     Provisions for losses on accounts
        receivable                                               146         22,088
      Provisions for losses on inventories                       964         10,000
      Loss on disposition of equipment                             -          1,940
      Foreign currency translation adjustment                  4,772        (19,588)
    (Increase) decrease in -
      Accounts receivable                                    513,309         (3,655)
      Inventories                                            188,944        206,056
      Prepaid expenses and other                               8,053        (73,360)
    Increase (decrease) in -
      Accounts payable                                      (482,460)      (468,570)
      Current portion of long term debt                      (79,704)        15,260
      Accrued expenses and V.A.T.                             41,699         23,825
      Customer deposits                                        4,734        (25,367)
      Deferred revenue                                      (269,715)       422,661
                                                          -----------    -----------

        Net cash provided by (used in)
          operating activities                               (23,775)       240,588
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                        (97,190)       (64,596)
  Purchases of software and capitalized
    software and design                                     (244,786)      (107,295)
  Proceeds from fixed asset disposal                               -            475
                                                         -----------    -----------

        Net cash provided by (used in)
          investing activities                              (341,976)      (171,416)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                       323,880         75,000
  Proceeds from debt                                         119,088              -
  Payments on debt                                          (156,719)       (47,068)
  Proceeds from issuing equity securities                      1,180        241,180
                                                         -----------    -----------

        Net cash provided by (used in)
          financing activities                               287,429        269,112
                                                         -----------    ------------

        Net increase (decrease) in cash                      (78,322)       338,284

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               164,866        246,270
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    86,544    $   584,554
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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of business:

         Comtrex Systems Corporation ("Comtrex" or "the Company") is a Delaware corporation, initially incorporated in New Jersey in April, 1981. Comtrex designs, develops, assembles, markets, sells and provides services for computer software, electronic terminals and turn-key systems for restaurants, both table and quick service. The Company's hardware and software systems provide transaction processing, operational controls and management information, both in-store and on an enterprise level. The Company markets its products through a network of authorized distributors in Canada, France, Belgium, Germany, Portugal, Holland, Ireland and Australia, and through a wholly owned subsidiary in the United Kingdom. In the United States, the Company markets its products through a network of dealers and through its own direct sales offices.

         In April, 1996, Comtrex acquired the operations of a distributor in Atlanta, Georgia and engaged in the direct sale and service of its products in both the Atlanta metropolitan area and in the southeast United States. In October, 1997, Comtrex acquired its distributor in the United Kingdom and engaged in the direct sale and service of its products throughout the United Kingdom In June, 1999, Comtrex acquired its dealer in Pontiac, Michigan and engaged in the direct sale and service of its products in the Detroit metropolitan area and in the mid-western United States. Hereinafter, Comtrex and its subsidiary in the United Kingdom are referred to as the Company.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                      December 30,        March 31,
                                                         2001               2001
                                                      -----------        -----------
Raw materials                                         $   727,660        $   854,816
Work-in-process                                             2,424             31,456
Finished goods                                          1,069,270          1,049,085
Reserve for excess and obsolete inventory                (135,763)           (90,000)
                                                      -----------        -----------
                                                      $ 1,663,591        $ 1,845,357
                                                      ===========        ===========

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,660,000, which begin to expire in 2004. Such loss carryforwards result in a deferred tax asset of approximately $1,025,000, which has been offset by a valuation allowance of equal amount. During the quarter ended December 31, 2001, the valuation account was increased by $25,000.

         The components of the provision for income taxes for the nine months ended December 31, 2001 consist of current expense (foreign) of $34,044, and current expense (U.S.) of $13,446, respectively.


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

         A reconciliation of the basic and diluted EPS for the three months ended December 31, 2001 and 2000 is as follows:

                                                             Three months ended
                                                             December 31, 2001
                                                   -----------------------------------
                                                     Income       Shares    Per Share
                                                   ---------    ---------   ----------
Net income (loss)                                  $  (4,784)
Basic EPS:
  Income (loss) available to common shareholders      (4,784)   1,417,120    $  0.00
Effect of dilutive securities, options and
  warrants                                                              -
Effect of dilutive convertible debenture                   -            -
Diluted EPS:
  Income (loss) available to common shareholders   $  (4,784)   1,417,120    $  0.00

     The debenture converted to debt as of April 1, 2001. There is no dilutive effect from stock options or warrants because there was a net loss for the period.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                    Nine months ended
                                                                    December 31, 2001
                                                         ------------------------------------
                                                         Income(Loss)    Shares     Per Share
                                                         ------------  ---------    ---------
Net income (loss)                                         $(164,165)
Basic EPS:
  Income (loss) available to common shareholders           (164,165)   1,416,972     $ (0.12)
Effect of dilutive securities, options                                         -
Effect of dilutive convertible debenture                          -            -
Diluted EPS:
  Income (loss) available to common shareholders          $(164,165)   1,416,972     $ (0.12)

     The debenture converted to debt as of April 1, 2001. There is no dilutive effect from stock options or warrants because there was a net loss for the period.

                                                         Three months ended
                                                          December 31, 2000
                                                 ----------------------------------
                                                   Income       Shares    Per Share
                                                 ----------   ----------  ---------
Net income                                       $  95,813
Basic EPS:
  Income available to common shareholders           95,813    1,331,364      $  0.07
Effect of dilutive securities, options and
  warrants                                                        2,864
Effect of dilutive convertible debenture             5,200       86,667
Diluted EPS:
  Income available to common shareholders        $ 101,013    1,420,895      $  0.07

     For purposes of computing diluted per share data, $5,200 of interest related to the convertible debenture was added to net income.

                                                         Nine months ended
                                                         December 31, 2000
                                                  --------------------------------
                                                  Income(Loss)  Shares   Per Share
                                                  ------------  ------   ---------
Net income (loss)                                 $ (30,062)
Basic EPS:
  Income (loss) available to common shareholders    (30,062)   1,298,656   $ (0.02)
Effect of dilutive securities, options                                 -
Effect of dilutive convertible debenture                  -            -
Diluted EPS:
  Income (loss) available to common shareholders  $ (30,062)   1,298,656   $ (0.02)

     There is no dilutive effect from stock options, warrants or convertible debentures because there was a net loss for the period.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

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

                                           Three months ended         Nine Months Ended
                                               December 31,              December 31,
                                           2001         2000        2001          2000
                                       ------------------------   -----------------------
Net sales:
    United States, domestic            $   587,565  $   733,640   $ 1,998,198 $ 2,212,334
    United States, export                  325,021      770,408     1,183,580   2,071,214
    United Kingdom                         745,374      834,481     2,311,220   2,651,225
    Transfers between segments         (    37,728) (   130,944)  (   448,260) (  711,194)
                                       -----------  -----------   -----------  ----------

      Net sales                        $ 1,620,232  $ 2,197,585   $ 5,044,738 $ 6,223,579
                                       ===========  ===========   =========== ===========

                                           Three months ended         Nine Months Ended
                                               December 31,              December 31,
                                           2001         2000        2001          2000
                                       ------------------------   -----------------------
Income (loss) before income taxes:
    United States                      $   (87,656) $    65,133   $  (246,886) $  (70,707)
    United Kingdom                          61,494          (15)      171,055      63,774
    Corporate                               35,248       23,435       (40,844)  (  17,694)
                                      ------------  -----------   -----------  ----------

      Income before
        income taxes                   $     9,086  $    88,553   $  (116,675) $  (24,627)
                                       ===========  ===========   ===========  ==========

Depreciation and amortization:
    United States                      $    38,365  $    35,188   $   112,809  $  108,692
    United Kingdom                          17,087       10,234        42,979      29,368
    Corporate                                7,100        7,100        21,300      21,300
                                       -----------  -----------   -----------  ----------

                                       $    62,552  $    52,522   $   177,088  $  159,360
                                       ===========  ===========   ===========  ==========

                                            December 31, 2001         March 31, 2001
                                            -----------------         --------------
Identifiable assets:
  United States                               $ 4,730,408               $ 5,302,642
  United Kingdom                                2,026,890                 2,005,105
  Corporate                                       346,498                   362,998
  Eliminations                               (    965,020)             (    934,032)
                                              -----------               -----------

    Total assets                              $ 6,138,776               $ 6,736,713
                                              ===========               ===========


Long lived assets:
  United States                               $   233,076               $   225,844
  United Kingdom                                  605,898                   622,775
                                              -----------               ------------

                                              $   838,974               $   848,619
                                              ===========               ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

6.       COMPREHENSIVE INCOME

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) was $808 and $113,190 for the quarters ended December 31, 2001 and 2000, respectively, and $(162,649) and $(49,650) for the nine months ended December 31, 2001 and 2000, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

7.       BANK LOAN, LINE OF CREDIT:

         In November of 2001, the Company entered into a credit facility with Fleet National Bank (the "Bank"), replacing an existing facility originally scheduled to expire on September 30, 2001 and subsequently extended through November of 2001. The new credit facility provides the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2002. Outstanding borrowings bear interest at either the bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $2,000,000. Loans under the previous facility bore interest at the bank's prime rate of interest less one half percent. All other terms and conditions remained essentially the same.

         The current credit facility, as did the previous facility, also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of December 31, 2001, the Company was unable to meet the debt service covenant, which requires cash flows from operating activities to be equal to, or greater than, 125 percent of the Company's debt service, including interest and taxes. The Company is therefore in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default. Prior to the execution of the current credit facility, the Company had reported its non-compliance with the debt service covenant for the period ended September 30, 2001. The Company believes that it will come into compliance with the debt service covenant during the fourth quarter of its current fiscal year, the period ending March 31, 2002. Based on its negotiations with the Bank, management believes that the credit facility will continue to be available to the Company through its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank for the periods ending March 31 and June 30, 2002.

8.       LONG TERM DEBT:

         On December 31, 2001, the Company repaid in full its obligation under a convertible debenture issued in October of 1997 to Norman and Shirley Roberts. At the time of repayment, a total of $216,667 was owed on the debenture, of which $86,667 was due over the succeeding twelve months. The debenture was payable in equal quarterly principal installments on the first day of each calendar quarter, and bore interest at the fixed rate of 8% per annum. To partially finance this repayment, the Company's wholly-owned subsidiary in the U.K. entered into a second mortgage on the land and buildings in the U.K. in the amount of (pound)100,000, or approximately $145,300, and utilized the proceeds to reduce its accounts payable to the parent company. This note bears interest at a floating rate of 2% over the base rate of the lending institution (base rate of 4% as of 12/31/2001), and is payable in equal monthly principal amounts, plus accrued interest, over a six year period.

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


Liquidity and Capital Resources

         As of December 31, 2001, the Company had total current assets of $4,138,299, including cash and cash equivalents of $86,544, as compared to $4,894,354 of total current assets and $164,866 of cash and cash equivalents as of March 31, 2001. The Company had current liabilities of $2,114,521, resulting in a current ratio of 2.0 as of December 31, 2001, compared to $2,515,657 and 1.9, respectively, as of March 31, 2001.

         Cash and cash equivalents decreased by $78,322 during the first nine months of fiscal year 2002. Operating activities consumed $23,775 of cash, as compared with cash generation of $240,588 for the corresponding prior year period. Investing activities consumed $341,976 during the first nine months of fiscal year 2002, while financing activities provided $287,429, principally from borrowings under the Company's line of credit. During the corresponding prior year period, investing activities consumed $171,416 and financing activities provided $269,112, principally from proceeds realized on the issuance of equity securities of $241,270.

         The Company reported a net loss of $164,165 for the nine month period ended December 31, 2001, as compared to a net loss of $30,062 for the comparable prior year period. The Company has net operating loss carryforwards of approximately $2,660,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at that average rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2002 and the exchange rate as of March 31, 2001, differences between accounts on the consolidated balance sheets as of December 31, 2001 and March 31, 2001 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $513,309, a decrease in inventories of $188,944, and depreciation of $177,088 represented significant positive contributions to cash flow for the nine month period ending December 31, 2001. These positive cash flows were offset by the net loss of $164,165, a decrease in accounts payable of $482,460, and a decrease in deferred revenues of $269,715. Each of these amounts is largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year. The decrease of current receivables is a reflection of the Company's aggressive collections efforts, coupled with a decline in revenues for the comparable quarterly periods. The decrease in inventory for the nine month period was primarily driven by a reduction of raw materials inventory achieved through reduced product lead times and greater outsourcing initiatives.

         Another negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its U.S. district offices, which are billed on an annual basis. The decrease is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Of the $341,976 of cash used in investing activities, $244,786 represents capitalized software and design costs. The Company has increased its investment in software development during this fiscal year as it prepares to roll out new product offerings. The first component of the new product suite was released during November of 2001. All development resources are now being allocated toward the second component of the product suite, a set of 32-bit Windows point-of-sale software modules. The capitalization of software and design costs is expected to continue through the fourth quarter of the current fiscal year at essentially the same rate. The complete product suite is scheduled for initial release in the first quarter of fiscal year 2003, which is the quarter ending June 30, 2002.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the nine months ended December 31, 2001, these adjustments had the effect of a cash provision of $4,772 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of a slightly improved exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity changed from a negative impact of $14,357 as of March 31, 2001, to a negative impact of $12,841 as of December 31, 2001.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, signed a line of credit agreement with National Westminster Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and was renewed in December of 2001 through December 3, 2002. Borrowings bear interest at the rate of 2 percent above the bank's base rate and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

     In November of 2001, the Company entered into a credit facility with Fleet National Bank (the "Bank"), replacing an existing facility originally scheduled to expire on September 30, 2001 and subsequently extended through November of 2001. The new credit facility provides the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2002. Outstanding borrowings bear interest at either the bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $2,000,000. Loans under the previous facility bore interest at the bank's prime rate of interest less one half percent. All other terms and conditions of the line of credit facility remained essentially the same.

         Both the current and prior credit facility also require that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of December 31, 2001, the Company was unable to meet the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company is, therefore, in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default.

         Prior to the execution of the current credit facility, the Company had reported its non-compliance with the debt service covenant for the period ended September 30, 2001 to the Bank. The Company believes that it will come into compliance with the debt service covenant during the fourth quarter of its current fiscal year, the period ending March 31, 2002. Based on its negotiations with the Bank, management believes that the credit facility will continue to be available to the Company throughout its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank for the periods ending March 31 and June 30, 2002.

         On December 31, 2001, the Company repaid in full its obligation under a convertible debenture issued in October of 1997 to Norman and Shirley Roberts. At the time of repayment, a total of $216,667 was owed on the debenture, of which $86,667 was due over the succeeding twelve months. The debenture was payable in equal quarterly principal installments on the first day of each calendar quarter, and bore interest at the fixed rate of 8% per annum. To partially finance this repayment, the Company's wholly-owned subsidiary in the U.K. entered into a second mortgage on the land and buildings in the U.K. in the amount of (pound)100,000, or approximately $145,300, with its primary lender, National Westminster Bank PLC. The proceeds were utilized to reduce the accounts payable of the subsidiary to the parent company. This note bears interest at a floating rate of 2% over the base rate of the bank (base rate of 4% as of 12/31/2001), and is payable in equal monthly principal amounts, plus accrued interest. The Company is not a guarantor on this note.

         In addition to securing a lower current rate of interest, this transaction reduces the short term component of consolidated debt by approximately $62,500. This reduction allows the Company to more readily comply with the debt service covenant on its line of credit facility with Fleet National Bank.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of December 31, 2001, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first nine months of fiscal year 2002 decreased by 19%, to $5,044,738, as compared with corresponding sales of $6,223,579 during the first nine months of fiscal year 2001. For the comparable quarters ended December 31, sales decreased by 26%, to $1,620,232 from $2,197,585 for fiscal year 2002 and fiscal year 2001, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters. Results of operations of Comtrex Michigan, acquired on June 23, 1999, have been consolidated with those of the Company effective as of July 1, 1999.

         The Company reported a net loss of $164,165 for the current nine month period, or $.12 per share, as compared with a loss of $30,062, or $.02 per share, for the comparable prior year period. For the quarter ended December 31, 2001, the Company reported a net loss of $4,784, or $.00 per share, as compared with net income of $95,813, or $.07 per share, for the third quarter of the prior fiscal year.

         Administrative expenses decreased from $983,354 to $722,625 during the first nine month period of fiscal year 2002 when compared with same period of fiscal year 2001. This represents a decrease from 16% to 14% of net sales in the comparative periods, despite the decline in revenues, and is the result of personnel reductions in both district offices and at the corporate offices. Sales, marketing and customer support expenses decreased from $1,951,890 during the nine month period ended December 31, 2000, to $1,718,431, during the current fiscal year period, representing 31% and 34% of net sales, respectively. The decrease in absolute expenditures can be attributed to reductions in personnel at the district office level and reduced corporate marketing and manufacturing expenditures. Declining revenues caused such expenses to represent a slightly higher percentage of sales. Neither corporate staffing nor expenditures for sales or customer support was reduced over the comparative periods. Substantially all of the operating activities of Comtrex U.K., like the Company's district offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

         Cost of sales during the third quarter and first nine months of fiscal year 2002 were 47% and 48% of net sales, respectively, as compared to 47% of net sales for both the comparable quarter and nine month period of the prior fiscal year. Direct customer sales represented a higher percentage of sales during both recent comparable periods. The gross margin on such direct product sales is greater than sales through a distribution channel. In addition, these direct sales activities include maintenance and repairs, installation, training and implementation services. Such service related revenue is at a greater gross margin than product sales.

         The Company is finalizing the software design, development and documentation of an entirely new suite of in-store software, including both back office software and point-of-sale software. This development was partially funded by a major customer during the fiscal year ended March 31, 2001 and initial installations of the back office software were placed in service at customer locations, through the Company's district office channel, during the second quarter of the current fiscal year. The back office software component of this product suite was released for general sale during the most recent quarter. This component of the new product suite is designed to interact with the Company's current point-of-sale product line. The primary market for this product combination is in the quick service market where the Company's current point-of-sale software remains extremely competitive from a feature and functionality perspective. The target customer base is small to medium sized franchise operations, with between five and fifty locations.

         Management believes that the increased level of sales activity during the second quarter of the current fiscal year was a direct result of the ongoing development of its new software product offerings. The functionality and reporting capabilities of the new software are equal to or better than competitive product offerings in the opinion of the Company's management.

         Sales during the third quarter were negatively impacted by a combination of several factors. The release for general delivery of the back office software has required a significant investment of training time, both in-house and for the Company's distribution channels. The Company had previously reported management's belief that this allocation of sales and support resources during the third quarter of this fiscal year might have an adverse affect on sales during the quarter. The ability of the Company to essentially break-even during the third quarter, despite revenue reductions of $269,352, or 14%, when compared to the second quarter of the current fiscal year, is the result of aggressive cost cutting measures in the administrative and manufacturing operating areas of the Company.

         Other factors negatively impacting the most recent quarter include the overall stagnant economy, which caused several planned installations to be postponed into calendar year 2002. In addition, the target customer base represents a market whose sales cycle requires an initial store installation, followed by a period of evaluation and refinement, prior to any chain-wide rollout. The Company is involved in such a sales cycle with several potential customers through its district offices in Atlanta and Michigan.

          The Company also continues to experience a gradual erosion in sales to customers in the sit-down dining segment of its customer base, coupled with a gradual decline in sales through its U.S. dealer network. The primary customer base for the Company's U.S. dealer network is the sit-down dining segment. Management believes that in order to effectively compete in this market segment, the Company must release for general delivery its next generation point-of-sale software. Currently, all development resources of the Company are focused on this effort. Initial beta installation of the point-of-sale software is scheduled for the first quarter of fiscal year 2003. While management believes that the fourth quarter of the current fiscal year will show improved operating results when compared to both the third quarter of the current fiscal year and the comparable prior year period, long term sales growth is dependent on the successful release of the entire product suite currently under development.

         As of February 1, 2002, the Company's backlog was approximately $618,000. Excluded from this backlog are any orders for delivery to subsidiaries or district offices from the parent. The Company's backlog as of January 31, 2001 was approximately $956,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument
-----------       -------------------------
3.1  *(h)         Certificate of Incorporation, as amended through February 14, 2001, of the Company
3.2  *(b)         By-Laws, as amended, of the Company
4.1  *(b)         Specimen Common Stock Share Certificate
4.2  *(e)         Subordinated Convertible Debenture, in the original principal amount of $300,000 (the "Debenture"), issued by the Company to Norman and
                  Shirley Roberts
4.4  *(g)         Amendment No. 1, dated July 31, 2000, to the Debenture issued by the Company to Norman and Shirley Roberts
10.1 *(c)         1992 Non-Qualified Stock Option Plan of the Company
10.2 *(d)         1995 Employee Incentive Stock Option Plan of the Company
10.3 *(f)         1999 Stock Option Plan of the Company
10.4 *(i)         Loan Agreement (Business Overdraft Facility) between Comtrex Systems
                  Corporation LTD and National Westminster Bank PLC dated February 8, 2001.
10.5 *(a)         Amended and Restated Master Advance Note between the Company and Fleet National Bank, dated November 19, 2001
10.6 *(a)         Advice of Borrowing Terms between Comtrex Systems Corporation LTD and National Westminster Bank, PLC,
                  dated December 21, 2001

-------------------------
*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(g) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 10, 2000.
*(h) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 15, 2001.
*(i) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 10, 2001

         (b)      Reports on Form 8-K

         During the quarter ended December 31, 2001, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:  February 11, 2002           By:   /s/
      -------------------              --------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:  February 11, 2002           By:   /s/
      -------------------              --------------------------------------
                                        Pamela A. Reci
                                        Chief Accounting Officer

                                  Exhibit Index
                                  -------------



Exhibit                                                                 Page
-------                                                                 ----
10.5       Amended and Restated Master Advance Note between the
           Company and Fleet National Bank, dated November 19, 2001      18

10.6       Advice of Borrowing Terms between Comtrex Systems
           Corporation LTD and National Westminster Bank, PLC,
           dated December 21, 2001                                       25