Form 10KSB
period 2002-03-31
COMTREX SYSTEMS CORP
filed 2002-06-28
CIK 769525

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  |x|      No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |x|

Issuer's revenues for the fiscal year ended March 31, 2002 were $6,691,438.

Based on the closing price of $0.65 per share for the registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2002 is $523,250. Shares of common stock held by each executive officer and director of the registrant, and by each person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 17, 2002, there were outstanding 1,417,120 shares of the registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed on or before July 25, 2002 pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:               Yes |_|      No |x|

Total number of pages of this report:          49
                                       -----------------
Index to exhibits located at page:             19
                                       -----------------

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

         The Company designs, develops, assembles and markets computer software and electronic terminals which provide target retailers with transaction processing, in-store controls and management information. The Company markets these products through a network of authorized dealers in Canada, France, Belgium, Holland, the Caribbean Islands and Spain, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets these products through a network of dealers and through its own direct sales offices in Atlanta, Detroit and the greater Philadelphia area.

         On April 1, 1996, the Company acquired substantially all the assets of AUBIS Hospitality Systems, Inc., an Atlanta, Georgia based company, which relate to the resale activity of Comtrex point of sale products. As of June 17, 2002, the Company employed five individuals in its Atlanta District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Atlanta metropolitan area and in the southeastern United States.

         On October 2, 1997, the Company acquired all the issued and outstanding capital stock of Data Systems Terminals Limited ("DSTL"), a corporation formed and existing under the laws of England. DSTL was the former distributor of the Comtrex product line in the United Kingdom. As a result of such acquisition, DSTL became a wholly-owned subsidiary of the Company, and formally changed its corporate name to Comtrex Systems Corporation LTD ("Comtrex U.K."). As of June 17, 2002, Comtrex U.K. employed twenty-one individuals. Comtrex U.K. operates essentially autonomously, maintaining its own accounting systems, clerical and administrative staff and sales and service departments. The subsidiary also provides sales and service support for the Company's distribution network in Europe.

         On June 23, 1999, the Company acquired all the issued and outstanding capital stock of Cash Register Systems Inc. ("CRS"), a Michigan corporation. CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. As of June 17, 2002, the Company employed five individuals in its Michigan District Office. The personnel are engaged in the direct sale and service of the Company's products in both the Detroit metropolitan area and in the mid-western United States.

PRODUCTS

         The Company's principal products are various software programs, point-of-sale (POS) terminals, printers, computers and peripheral devices which the Company integrates to provide complete systems to restaurants, both table service and quick service. Through its various direct sales offices, the Company provides integration, customization and maintenance services on these systems for end users of the systems. The Company has historically designed, developed and manufactured POS terminals, which combine traditional cash register functions with the control and data gathering capabilities of a computerized system. The current product line of POS terminals offered by the Company has been specified by the Company, but designed and manufactured by third parties. The Company internally develops software programs which execute on POS terminals, and perform traditional cash register functionality. In addition, the Company internally develops software which executes on an in-store computer to provide enhanced reporting capabilities for its terminal systems and facilitate local and remote information transfer between computers and the Company's terminal systems. The Company also licenses various software programs from third parties which interact with the Company's own software to provide enhanced or additional functionality to the in-store computer.

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

         In February of 1999, the Company introduced the iTP series of POS terminals as a hardware component of the PCS-5000 system. In February of 2001, the Company introduced a replacement series of products, the Odyssey series of terminals. The Odyssey hardware series includes both an integrated terminal, including a Pentium class processor, and a stand-alone terminal. The hardware series is designed to operate both with the Company's current PCS-5000 software and the next generation software series scheduled for release in the second quarter of fiscal year 2003. This series of terminals is manufactured to the Company's specifications in Taiwan, and received by the Company as a finished product, but without certain optional components such as a magnetic card reader, customer display or hard disk drive installed. The PCS-5000 software and series of terminals, including the Odyssey and iTP hardware, accounted for approximately 98%, 82%, and 96% of net sales in fiscal years 2002, 2001, and 2000, respectively.

         The Company's Sprint terminal was first introduced in fiscal year 1986, and was designed principally to be sold to quick service food outlets. The PCS-5000 software set provides substantially all of the operational and reporting capabilities of the Sprint series, and the PCS-5000 product series is being offered as the alternative, current product of the Company for quick service food outlets. The Sprint family of terminals accounted for less than 5% of revenues in each of the fiscal years 2002, 2001 and 2000.

         The Company has been engaged in a software design and development project for the past three years aimed at improving the position of its entire product line. The initial phase of this project was an entirely new suite of in-store back office software modules, which the Company markets as the Odyssey Software Suite. This back office software integrates both with the Company's PCS-5000 software set and serves as the foundation for the next generation of Windows point-of-sale software. The Company released the Odyssey Software Suite in November of 2001. The second phase of the design and development project is an entirely new, 32-bit Windows application software module for the point-of-sale function. Marketed as the Odyssey POS/2100, this software is currently installed in a customer site, in beta release. Pending a successful outcome of the beta installation, it is currently anticipated that the POS/2100 will be released for delivery in the second quarter of fiscal year 2003.

MANUFACTURING AND TECHNOLOGY

         The strategic focus of the Company's manufacturing program is to maintain flexibility and reduce costs by continuously evaluating the outsourcing of key products and sub-assemblies.

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

         The current point-of-sale (POS) terminal products of the Company are manufactured to the Company's specifications by Firich Enterprises ("Firich"), in Taiwan. The decision to outsource the manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that the Company could obtain these products from Firich at a lower cost than the Company could produce. Firich has sufficient assembly capacity to meet the Company's forecasted sales demand and was capable of achieving targeted product quality levels. The Company retains its assembly and testing capability and continues to manufacture several products, including its own touch entry LCD terminal for the PCS-5000 series. Future material, sub-assembly and POS terminal sourcing will be based on availability, service, cost, delivery and quality of the purchased items from both domestic and international suppliers.

         The Company has, in the past, released enhanced versions of its software products at least twice each year, although there can be no assurance that this practice will continue. All of the Company's current software products share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users, technological developments and by competitive analysis.

         The Company estimates that during the 2002, 2001, and 2000 fiscal years, it expended approximately $412,080, $340,535, and $301,406, respectively, (which amounts include capital expenditures of $314,113, $150,000, and $113,283, respectively) on engineering design and development of new products plus improvements on existing products. The Company anticipates that it will continue to incur research and development costs in connection with enhancements of its current products and the development of new products.

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

SALES, MARKETING AND DISTRIBUTION

         During fiscal year 2002, the Company recorded foreign sales of $4,029,258, representing 60% of net sales. Foreign sales were $5,295,646, representing 65% of net sales, during fiscal year 2001, and $6,431,518, representing 65% of net sales during fiscal year 2000. Included in foreign sales are sales made by the subsidiary company, Comtrex Systems Corporation LTD ("Comtrex U.K.") subsequent to its acquisition, through the consolidation of the operations of the subsidiary. During fiscal year 2002, sales to the Company's distributor in France, Restaurant Data Systems (RDS) were approximately $685,211, representing 10% of sales. Sales to ASK Restaurants were $947,463 and sales to the City Centre Group were approximately $858,012, representing 14% and 13% of sales, respectively. Both ASK and City Centre are customers of Comtrex U.K. These three customers of the Company and its subsidiary accounted for approximately 19%, 9% and 14%, respectively, of consolidated net sales during fiscal year 2001. In 2000, sales to RDS accounted for 21% of consolidated sales while sales to ASK Restaurants and the City Centre Group accounted for 8% and 7% of sales, respectively. No other single customer represented more than 10% of sales during fiscal years 2002, 2001, or 2000.

         Sales through the Atlanta District Office during fiscal years 2002, 2001 and 2000 were approximately $644,781, $885,000 and $1,010,000, or 10%, 11%
and 10%, respectively, of net sales. Sales through the Michigan District Office during fiscal years 2002, 2001 and 2000, for the three quarters for which such sales were consolidated, were approximately $582,454, $572,000 and $630,000, or 9%, 7% and 6% of net sales, respectively. During fiscal year 2002, the balance of the Company's net sales were distributed among the network of U.S. dealers and international distributors, and there was no single dealer or distributor who purchased product in excess of 10% of net sales.

         As of June 17, 2002, the Company's consolidated backlog was approximately $683,000, as compared with a backlog of approximately $1,183,000 as of June 15, 2001. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the current fiscal year, and there is no seasonal or other material aspects relating to the backlog.

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

SERVICE AND WARRANTIES

         The Company warrants its products to its dealers for a six-month period, including parts and labor, for repair or replacement at the Company's corporate facility in Moorestown, New Jersey. The products of the Company which are sold to customers by dealers are serviced on-site by dealer service personnel. Certain international distributors are provided up to a one-year warranty, again on a repair or replacement basis at the Company's corporate facility. Certain of the Company's customers have chosen to service their equipment themselves and ship parts to the Company's facility for repair or exchange.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

EMPLOYEES

         As of June 17, 2002, Comtrex employed a total of fifty-two individuals. Thirty-one employees were located in the United States, all of whom were employed on a full time basis. Comtrex Systems Corporation LTD, the Company's wholly-owned subsidiary in the United Kingdom, employed an additional twenty-one full-time employees. None of the employees of the Company or of its wholly owned subsidiary are represented by a union and the Company believes that its employee relations are good.

     BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Due to the competitive nature of the market in which it competes, the Company continues to experience gross margin pressure on its products and service offerings in all of its distribution channels. There can be no assurance that the Company will be able to increase sales through its higher margin, direct distribution channels or to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin. Moreover, the Company's financial results in any single quarter may be dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software or software development orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom the Company does the largest amount of business are expected to vary from year to year as a result of a variety of factors. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.

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

Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

- On May 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting receipt of a Nasdaq Staff Determination letter on May 23, 2002 indicating that the Nasdaq Listing Qualifications Panel had decided to delist Comtrex's common stock from the Nasdaq SmallCap Market, effective at the opening of business on May 31, 2002. The Company's common stock began listing in the OTC Bulletin Board(R)(OTCBB) on May 31, 2002. OTCBB eligibility rules require that companies report their current financial information to the SEC, or other regulatory agency, in order to meet continued eligibility requirements. The Company intends to continue to satisfy all required eligibility criteria in order that its securities be quoted on the OTCBB;

- Like other stocks traded over this quotation system, the Company's common stock is thinly traded, highly volatile and not followed by analysts. Because its common stock was delisted for failure to meet the Nasdaq maintenance requirements, the common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to "penny stocks." These rules require brokers selling securities subject to these rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and thus may have an adverse effect on the liquidity and market price of its common stock;

- Because of large broker-dealer spreads, investors may be unable to sell the stock immediately back to the broker-dealer at the same price the broker-dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. The market among broker-dealers may not be active, making it more difficult for investors to sell this stock. Investors in a penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make;

- Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse which could cause investors to lose their entire investment. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     - excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

- The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although it does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, it will strive within the confines of practical limitations to prevent the described patterns;

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

- Although the Company attempts to protect its proprietary technology through a combination of trade secrets, patent and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to the Company's products; and

- The effects of, and changes in, laws and regulations and other activities of governments, agencies and similar organizations, particularly in the United Kingdom and France.

Item 2.  Description of Property

         The Company currently leases and occupies approximately 19,000 square feet of plant and office space in an industrial park in Moorestown, New Jersey. In May of 2002, the Company renewed its lease through August of 2005. The Company's property is suitable and adequate for the Company's operations, with sufficient productive capacity to meet the Company's current needs, and projected needs over the coming fiscal year. Should additional space be required to accommodate future growth, the Company believes that additional space is available in the immediate vicinity of its current location.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted by the Company to a vote of its security holders during the fourth quarter of fiscal year 2002.

Special Item.  Executive Officers of the Registrant

Name                       Age         Position

Jeffrey C. Rice            52          President and Chief Executive Officer
Charles A. Hardin          47          Secretary, Vice President of Engineering
Steven D. Roberts          40          Managing Director, Comtrex U.K.
Matthew R. Carter          31          Vice President of Sales

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock (symbol "COMX") is quoted in the OTC Bulletin Board (R) (OTCBB) which provides dynamic last-sale and volume information and end-of-day high, low, close and volume information, as well as bids and offers by specific Market Makers.

         Bid and asked prices for the Company's common stock (symbol "COMX") had been quoted on the Nasdaq Stock Market since July 1, 1985. Prior to May 11, 1988, the stock was traded on the Nasdaq National Market System and was traded in the Nasdaq Small Cap Market until May 30, 2002. On May 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting receipt of a Nasdaq Staff Determination letter on May 23, 2002 indicating that the Nasdaq Listing Qualifications Panel had decided to delist Comtrex's common stock from the Nasdaq SmallCap Market effective at the opening of business on May 31, 2002. The Company's common stock began listing in the OTCBB on May 31, 2002.

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

                                                                                Bid Prices
                                                                                ----------
Period                                              Year Ended March 31, 2002                   Year Ended March 31, 2001
                                                      High             Low                       High              Low
                                                      ----             ----                      ----              ----
 First Quarter                                        2.800            1.375                     6.375             2.625
 Second Quarter                                       2.300             .900                     4.500             2.439
 Third Quarter                                        1.450             .850                     3.000              .750
 Fourth Quarter                                       1.430            1.010                     2.440              .688

RECENT SALES OF UNREGISTERED SECURITIES

In conjunction with the Company's acquisition of its U.K. subsidiary, The Company issued a Subordinated Convertible Debenture (the "Debenture") on October 1, 1997. The original amount of the Debenture was $300,000. The Debenture originally provided that no principal be payable until January 1, 2001, and that any principal outstanding on October 2, 2000 be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture was convertible into shares of the common stock (in blocks of 6,667 shares), at the rate of $3.00 per share.

In July of 2000, the Company and Norman and Shirley Roberts executed Amendment No. 1 (the "Amendment") to the Subordinated Convertible Debenture. The Amendment extended the expiration date for the Holders' conversion rights specified in the Debenture by six (6) months, from October 1, 2000 to April 1, 2001, and extended the date on which the first principal payment was due from January 1, 2001 to July 1, 2001. Any principal outstanding on April 2, 2001 was to be paid in twelve equal quarterly installments, commencing on July 1, 2001.

On December 31, 2001, the Company repaid in full its obligation under the Debenture. At the time of repayment, a total of $216,667 was owed on the debenture, of which $86,667 was due over the succeeding twelve months. To partially finance this repayment, the Company's wholly-owned subsidiary in the U.K. entered into a second mortgage on the land and buildings in the U.K. in the amount of (pound)100,000, or approximately $145,300, and utilized the proceeds to reduce its accounts payable to the parent company. This note bears interest at a floating rate of 2% over the base rate of the lending institution (base rate of 4% as of 3/31/2002), and is payable in equal monthly principal amounts, plus accrued interest, over a six year period.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                     Approximate Number
                                                     of Record Holders
Title of Class                                       (as of June  17, 2002)
--------------                                       ----------------------

Common Stock, $ .003 par value                             350 (1)

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


EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes certain information regarding the Company's equity compensation plans which have been previously approved by shareholders. There are no equity compensation plans which have not been previously approved by shareholders.

                                                                                                      Number of
                                                                                                     securities
                                                 Number of                                            remaining
                                             securities to be                                       available for
                                                issued upon                                        future issuance
                                                exercise of             Weighted average            under equity
             Equity                             outstanding              exercise price          compensation plans
          compensation                           options,                of outstanding         (excluding securities
              plans                            warrants and             options, warrants           reflected in
           approved by                            rights                   and rights                column (a))
        security holders                            (a)                        (b)                       (c)
------------------------------           ----------------------      ---------------------      ----------------------
1992 Non-qualified stock                               6,670                      $2.59                           -
    option plan (1)
1995 Employee incentive                               10,669                      $2.46                      42,815
    stock option plan (1)
1999 Stock option plan (1)                             6,003                      $2.39                      60,664


(1) See Note 6 of Notes to consolidated financial statements, Stock Option Plans/Warrants, for a description of stock option plans.

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

LIQUIDITY

         As of March 31, 2002, the Company had total current assets of $4,226,627, including cash and cash equivalents of $143,245, as compared to $4,894,354 of total current assets and $164,866 of cash and cash equivalents as of March 31, 2001. The Company had current liabilities of $2,286,618, resulting in a current ratio of 1.8 as of March 31, 2002, compared to $2,515,657 and 1.9, respectively, as of March 31, 2001.

         Cash and cash equivalents decreased by $21,621 during fiscal year 2002. Operating activities provided $253,193 of cash, as compared with cash provided of $254,092 during the prior year. Investing activities consumed $442,157 of cash, while financing activities provided $167,343 during the current period and $42,292 in the prior year period.

         The Company reported a net loss of $150,059 during fiscal year 2002. Substantially all of the loss was incurred during the first quarter of the fiscal year, when the Company reported a net loss of $176,703. The Company has net operating loss carryforwards in excess of $3,200,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange at the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2002 and the exchange rate as of March 31, 2002, differences between accounts on the consolidated balance sheets as of March 31, 2002 and March 31, 2001 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         Accounts receivable on a cash flow basis decreased during the 2002 fiscal year by $271,491. The decrease in receivables is a combination of two factors; overall decreased sales levels, and a reduction in sales to customers with historically slow payment cycles. Net sales for the full fiscal year decreased by $1,444,634, or 18%, and sales to the Company's distributor in France declined by approximately $857,789, or 56%, over fiscal year 2001. The Company's aged receivables from this distributor, over the twelve-year relationship between the two companies, has consistently extended beyond one hundred and twenty days. The Company also extends terms to its U.S. dealer network of up to sixty days, terms of thirty to sixty days to its direct customers through the Atlanta and Michigan District Offices and terms of thirty to ninety days through Comtrex U.K..

         On a cash flow basis, inventories declined by $355,843 during fiscal year 2002. While declining by approximately $70,000 in absolute dollars, the finished goods component of inventories as of March 31, 2002 represented 68% of total inventories, as compared to 58% at the end of the prior fiscal year. As the Company's proprietary product lines have been phased out, these products have been replaced by an open architecture product series. By definition, an open architecture product series is configured principally with assemblies which are generally available, often with off-the-shelf delivery, to the Company.

         Both the iTP and Odyssey/iTP series of terminals are received as essentially complete products, with the Company providing final assembly of optional components such as hard disk drives, customer displays and magnetic card reader assemblies. The Company is able to maintain a lower level of raw material, component inventory than is required with a proprietary product series, at comparable sales levels. The Company is constantly seeking to balance the carrying costs of its inventories against the desire to fill orders both from its distribution network and its direct customers on a timely basis.

         The net loss of $150,059, was offset by depreciation and amortization of $242,321, the $355,833 decrease in inventories, the $271,491 decrease in accounts receivables and a $105,315 increase in deferred revenue. The largest utilization of cash was a reduction in accounts payable of $644,306 during the fiscal year. The net result was $253,193 in positive cash flow from operating activities.

         Financing activities provided $167,343 in 2002. Included in financing activities are net proceeds in borrowings under the Company's various lines of credit of $274,592, repayments of long-term obligations of $269,061 and long-term borrowings of $160,632.

         On December 31, 2001, the Company repaid in full its obligation under a convertible debenture issued in October of 1997 to Norman and Shirley Roberts. At the time of repayment, a total of $216,667 was owed on the debenture, of which $86,667 was due over the succeeding twelve months. The debenture was payable in equal quarterly principal installments on the first day of each calendar quarter, and bore interest at the fixed rate of 8% per annum. To partially finance this repayment, the Company's wholly-owned subsidiary in the U.K. entered into a second mortgage on the land and buildings in the U.K. in the amount of (pound)100,000, or approximately $145,300, with its primary lender, National Westminster Bank PLC. The proceeds were utilized to reduce the accounts payable of the subsidiary to the parent company. This note bears interest at a floating rate of 2% over the base rate of the bank (base rate of 4% as of March 31, 2002), and is payable in equal monthly principal amounts and accrued interest, approximately $2,385 based on the interest rate as of March 31, 2002. The Company is not a guarantor on this note.

         Investing activities consumed $442,157 of cash during the fiscal year, including capitalized software and design expenses of $314,113 and purchases of property and equipment of $128,044. The Company has increased its investment in software development during this fiscal year as it prepares to roll out new product offerings. The first component of the new product suite was released during November of 2001. Beginning in January of 2002, all development resources have been allocated toward the second component of the product suite, a set of 32-bit Windows point-of-sale software modules. The capitalization of software and design costs is expected to continue through the first quarter of fiscal year 2003, at essentially the same rate. The complete product suite is currently scheduled for initial release in the second quarter of fiscal year 2003, which is the quarter ending September 30, 2002.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the fiscal year ended March 31, 2002, these adjustments resulted in a negligible negative impact of $5,303 on the consolidated cash flow. On the Balance Sheet, these adjustments are recorded in a foreign currency translation adjustment in the calculation of shareholders' equity, resulting in a negligible contribution to shareholders' equity of $24 and a reduction in shareholders' equity of $14,357, as of March 31, 2002 and March 31, 2001, respectively.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, signed a line of credit agreement with National Westminster Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and was renewed in December of 2001, in conjunction with the borrowings under the previously referenced second mortgage, through December 3, 2002. Borrowings bear interest at the rate of 2 percent above the bank's base rate (4% as of March 31, 2002) and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

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

         Both the current and prior credit facility also require that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of March 31, 2002, the Company was in compliance with all financial covenants except the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The calculation is based on a trailing twelve-month period, which therefore includes the Company's loss of $176,703 in the period ended June 30, 2001. The Company is, therefore, in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default.

         Prior to the execution of the current credit facility, the Company had reported its non-compliance with the debt service covenant for the periods ended September 30, 2001 and December 31, 2001 to the Bank. The Company believes that it will come into compliance with the debt service covenant at the end of the first quarter of fiscal year 2003, the period ending June 30, 2002. Based on its negotiations with the Bank, management believes that the credit facility will continue to be available to the Company throughout its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. As of March 31, 2002, the Company had no material commitments for capital expenditures.


RESULTS OF OPERATIONS

Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001

         Net sales during fiscal year 2002 decreased by 18%, to $6,691,438, as compared with corresponding sales of $8,136,072 during fiscal year 2001. The Company reported a net loss of $150,059, or $.11 per share, for the fiscal year ended March 31, 2002, as compared with a net loss of $148,445, or $.11 per share, for the prior fiscal year.

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

         Administrative expenses decreased by $314,307 from the prior fiscal year, from $1,252,785 in fiscal year 2001 to $938,478 for the current fiscal year, resulting in a decrease from 15% to 14%, when expressed as a percentage of sales. Sales, marketing and customer support expenses also decreased in absolute numbers by $299,345, while increasing as a percentage of sales, from $2,556,688, or 31% of sales, during fiscal year 2001, to $2,257,343, or 34% of sales, during fiscal year 2002.

Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001 (continued)

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

         Cost of sales, expressed as a percentage of net sales, decreased to 47% of sales from 48% in the previous year. While selling and support expenses generally represent a higher percentage of direct sales than sales through a distribution network, the gross margin on such product sales is generally significantly greater. In addition to product sales, approximately 30% of the net sales of Comtrex U.K. represent maintenance, installation, spare parts and implementation services. Such service related revenue is at a greater gross margin than product sales.

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

         International sales declined both in absolute dollars and when expressed as a percentage of overall net sales. The decline in international sales accounted for approximately 87% of the decline in overall sales for fiscal year 2002. During fiscal year 2002, the Company recorded foreign sales of $4,029,258, or 60% of sales, compared to $5,295,646, or 65% of sales, for fiscal year 2001. Sales to the Company's French distributor, Restaurant Data Systems
(RDS), decreased by $857,789, from $1,543,000 in fiscal year 2001 to $685,211 in fiscal year 2002. Sales through Comtrex U.K. decreased by $300,186, from $3,414,814 in fiscal year 2001 to $3,114,628 in fiscal year 2002. A significant contributor to the decline in sales to RDS was their local sourcing, in France, of the hardware components associated with sales of the Company's product lines. In addition, the Company believes that international sales have been negatively impacted by delays in the introduction of the Company's next generation Windows point-of-sale product line, as both RDS and Comtrex U.K. face increasing competitive pressures from an increasing number of software vendors.

         The Company also continues to experience a gradual erosion in sales to customers in the sit-down dining segment of its customer base, coupled with a gradual decline in sales through its U.S. dealer network. The primary customer base for the Company's U.S. dealer network has traditionally been the sit-down dining segment. Management believes that in order to effectively compete in this market segment, the Company must release for general delivery its next generation point-of-sale software. Currently, all development resources of the Company are focused on this effort. Initial beta installation of the point-of-sale software has been accomplished during the first quarter of fiscal year 2003. Pending the successful beta implementation of the software, the Company believes that its new software product line will be available for general delivery during the second quarter of the current fiscal year.

         The Company has been engaged in the software design, development and documentation of an entirely new suite of in-store software, including both back office software and point-of-sale software for approximately the last three fiscal years. Initial installations of the back office software were placed in service at customer locations, through the Company's district office channel, during the second quarter of the fiscal year 2002. The back office software component of this product suite was released for general sale during the third quarter of fiscal year 2002. This component of the new product suite has been designed to interact with the Company's current point-of-sale product line, as well as forming the basis for the next generation point-of-sale software. The primary market for this product combination is in the quick service market where the Company's current point-of-sale software remains extremely competitive from a feature and functionality perspective. The target customer base is small to medium sized franchise operations, with between five and fifty locations.

Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001 (continued)

         As of June 17, 2002, the Company's consolidated backlog was approximately $683,000, as compared with a backlog of $1,183,000 as of June 15, 2001. The Company recognizes income when an order is shipped to the customer. Deposits, if any, on orders are not recognized as income until such order is shipped to the customer. Substantially all of the Company's backlog is expected to be filled within the next ninety (90) days.

Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

         Net sales during fiscal year 2001 decreased by 18%, to $8,136,072, as compared with corresponding sales of $9,886,287 during fiscal year 2000. The Company reported a net loss of $148,445, or $.11 per share, for the fiscal year ended March 31, 2001, as compared with net income of $417,714, or $.34 per share, for the prior fiscal year. Results of operations for the last three quarters of fiscal year 2000 include a consolidation of the operations of the Company's domestic subsidiary, Comtrex Michigan. Acquired by the Company as of June 23, 1999, net sales through Comtrex Michigan were approximately $582,000 in the fiscal year ending March 31, 2001 and approximately $630,000 for the nine-month period ending March 31, 2000.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

        Information regarding the Directors of the Company and the compliance of the Company's Directors and Executive Officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" in Part I of this Report.

Item 10. Executive Compensation

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements (included in this report):

         Independent Auditors' Report
         Auditors' Report to the Members of Comtrex Systems Corporation Limited Consolidated Balance Sheets at March 31, 2002 and 2001
         Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000
         Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flow for the years ended March 31, 2002, 2001 and 2000
         Notes to Financial Statements

(a)2.    Financial Statement Schedules (included in this report):

         VIII. Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001 and 2000

         All schedules, other than those listed above, have been omitted because the information required therein is not applicable, or is furnished in the financial statements or notes thereto.

(a)3.    Exhibits Filed Pursuant to Item 601 of Regulation S-B:

3.1   *(h)        Certificate of Amendment of Certificate of Incorporation

3.2   *(h)        Certificate of Incorporation, as amended through February 14,
                  2001, of the Company

3.3   *(b)        By-Laws, as amended, of the Company

4.1   *(b)        Specimen Common Stock Share Certificate

4.2   *(d)        Warrant to Purchase Shares of Common Stock from Comtrex
                  Systems Corporation and Exhibit A (Registration Rights
                  Declaration), dated February 8, 1999, issued to Alvin L. Katz

10.1 *(e)         Stock Purchase Agreement, dated June 23, 1999, between the
                  Company, Michael R. Carter, Matthew R. Carter, Marc R. Carter and Donn Scott Smith

10.2 *(c)         1995 Employee Incentive Stock Option Plan of the Company

10.3 *(d)         1999 Stock Option Plan of the Company

10.4 *(g)         1992 Non-Qualified Stock Option Plan of the Company

10.5 *(f)         Amended and Restated Master Advance Note between the Company and Fleet National Bank, dated November 19, 2001

10.6 *(f) Advice of Borrowing Terms between Comtrex Systems Corporation LTD and National Westminster Bank, PLC, dated December 21, 2001

10.7 *(d)         Financial Advisory Agreement, dated February 8, 1999, between
                  Comtrex Systems Corporation and Alvin L. Katz

21.1 *(a)         Subsidiaries of the Company                                 43

23.1 *(a)         Consent of Drucker, Math & Whitman, P.C.                    44

24.1 *(a)         Powers of Attorney                                          45

27   *(a)         Financial Data Schedules                                    49


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

*(e) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 9, 1999.

*(f) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on February 11, 2002.

*(g) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.

*(h) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2001.


b.       Reports on Form 8-K

         During the fourth quarter of the year ended March 31, 2002, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

         On May 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting receipt of a Nasdaq Staff Determination letter on May 23, 2002 indicating that the Nasdaq Listing Qualifications Panel had decided to delist Comtrex's common stock from the Nasdaq SmallCap Market effective at the opening of business on May 31, 2002. The Panel determined that Comtrex was no longer in compliance with the requirement that the minimum market value of the Company's publicly held shares be at least $1,000,000. Comtrex's press release, dated May 30, 2002, relating to the Nasdaq notification was attached as an exhibit to the filing.

                          Independent Auditors' Report


Board of Directors
Comtrex Systems Corporation
Moorestown, New Jersey



We have audited the accompanying consolidated balance sheets of Comtrex Systems Corporation (a Delaware corporation) and subsidiaries ("Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Comtrex Systems Corporation Limited (a corporation formed under the laws of England) ("Comtrex UK"), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 36 percent and 47 percent, respectively, of the related consolidated totals for 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtrex UK, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtrex Systems Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule for the years ended March 31, 2002, 2001 and 2000 listed under Items 13 (a) 2. In our opinion, based on our audits and the report of the other auditors, the financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                                   DRUCKER, MATH & WHITMAN, P.C.


North Brunswick, New Jersey
June 18, 2002

INDEPENDENT AUDITORS' REPORT
TO THE SHAREHOLDERS OF COMTREX SYSTEMS CORPORATION LIMITED
--------------------------------------------------------------------------------


We have audited the financial statements of Comtrex Systems Corporation Limited on pages 4 to 13 for the year ended 31 March 2002. These financial statements have been prepared under the historical cost convention and the accounting policies set out therein.

Respective responsibilities of the directors and auditors

As described in the statement of directors' responsibilities on page 2 the company's directors are responsible for the preparation of the financial statements in accordance with applicable law and United Kingdom Accounting Standards.

Our responsibility is to audit the financial statements in accordance with relevant legal and regulatory requirements and United Kingdom Accounting Standards.

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the Companies Act 1985. We also report to you if, in our opinion, the directors' report is not consistent with the financial statements, if the company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit, or if information specified by law regarding directors' remuneration and transactions with the company is not disclosed.

We read the directors' report and consider the implications for our report if we become aware of any apparent misstatements within it.

Basis of audit opinion

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

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion the financial statements give a true and fair view of the state of affairs of the company's affairs as at 31 March 2002 and of its profit for the year then ended and have been properly prepared in accordance with the Companies Act 1985.



Rothman Pantall & Co                                          Date: 17 June 2002
Chartered Accountants & Registered Auditors
Clareville House
26/27 Oxendon Street
London
SW1Y 4EP

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                                 March 31,
                                                                                ------------------------------------------
                                                                                             2002                     2001
                                                                                -----------------        -----------------
Current assets:

  Cash and cash equivalents                                                     $         143,245        $         164,866
  Accounts receivable, net of reserve
   of $100,055 in 2002 and $136,704 in 2001                                             2,529,557                2,752,426
  Note receivable                                                                           3,146                        -
  Inventories                                                                           1,452,386                1,845,357
  Prepaid expenses and other                                                               98,293                  131,705
                                                                                -----------------        -----------------

       Total current assets                                                             4,226,627                4,894,354
                                                                                -----------------        -----------------


Property and equipment:

  Land                                                                                    156,244                  156,244
  Building                                                                                312,656                  312,656
  Machinery, equipment and furniture                                                    1,970,002                1,855,039
                                                                                -----------------        -----------------
                                                                                        2,438,902                2,323,939
  Less accumulated depreciation                                                        (1,596,268)              (1,475,320)
                                                                                -----------------        -----------------

       Net property and equipment                                                         842,634                  848,619
                                                                                -----------------        -----------------


Other assets:

  Software development costs, net of amortization                                         715,397                  473,297
  Goodwill, net of amortization                                                           489,761                  520,443
                                                                                -----------------        -----------------

                                                                                        1,205,158                  993,740
                                                                                -----------------        -----------------


                                                                                $       6,274,419        $       6,736,713
                                                                                =================        =================

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                                 March 31,
                                                                                ------------------------------------------
                                                                                             2002                     2001
                                                                                ------------------       -----------------
Current liabilities:

  Revolving line of credit loan                                                 $         850,000        $         574,482
  Accounts payable                                                                        313,814                  951,316
  Current portion of long-term debt                                                        76,972                  115,370
  Income and V.A.T payable                                                                114,791                   14,234
  Accrued expenses:
    Payroll                                                                                78,114                  116,354
    Other                                                                                  72,860                   75,947
  Deferred income                                                                         778,067                  661,403
  Customer deposits                                                                         2,000                    6,551
                                                                                -----------------        -----------------

       Total current liabilities                                                        2,286,618                2,515,657
                                                                                -----------------        -----------------

  Deferred income taxes                                                                         -                   17,704
                                                                                -----------------        -----------------

  Long-term debt, net of current portion                                                  386,154                  452,849
                                                                                -----------------        -----------------

       Total liabilities                                                                2,672,772                2,986,210
                                                                                -----------------        -----------------

Commitments and contingency

Shareholders' equity:

  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none outstanding                                                                -                        -
  Common stock, $.003 par value, 10,000,000 shares
    authorized, 1,417,120 and 1,416,453 issued and outstanding,
    as of March 31, 2002 and 2001, respectively                                             4,252                    4,250
  Additional paid-in capital                                                            5,999,654                5,998,477
  Foreign currency translation adjustments                                                (14,333)                 (14,357)
  Accumulated deficit                                                                  (2,387,926)              (2,237,867)
                                                                                -----------------        -----------------

       Total shareholders' equity                                                       3,601,647                3,750,503
                                                                                -----------------        -----------------

                                                                                $       6,274,419        $       6,736,713
                                                                                =================        =================



                                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                        2002                   2001                   2000
                                                          ------------------     ------------------     ------------------
Net sales                                                 $        6,691,438     $        8,136,072     $        9,886,287
                                                          ------------------     ------------------     ------------------

Costs, expenses, and other:
  Cost of sales                                                    3,155,355              3,913,297              5,128,900
  Administrative                                                     938,478              1,252,785              1,258,924
  Research and development                                            97,976                190,535                188,123
  Sales and marketing                                                828,024                997,329              1,002,739
  Customer support                                                 1,429,319              1,559,359              1,533,161
  Depreciation and amortization                                      242,321                229,802                211,109
  Interest expense, net                                               85,513                125,243                102,454
                                                           -----------------     ------------------     ------------------

                                                                   6,776,986              8,268,350              9,425,410
                                                           -----------------     ------------------     ------------------

Income (loss) before income taxes                                    (85,548)              (132,278)               460,877

Provision for income taxes                                            64,511                 16,167                 43,163
                                                           -----------------      -----------------     ------------------

Net income (loss)                                         ($         150,059)    ($         148,445)    $          417,714
                                                           =================      ==================    ==================

Per share basis:

  Basic:
    Net income (loss)                                     ($            .11)     ($            .11)     $              .34
                                                           ================       ================      ==================

  Diluted:
    Net income (loss)                                     ($            .11)     ($            .11)     $              .32
                                                           ================       ================      ==================




                                            See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                     Common stock                                    Foreign
                                ------------------------         Additional         currency                                  Total
                                    Shares                          paid-in      translation       Accumulated        shareholders'
                                    issued        Amount             capital     adjustments           deficit               equity
                                ---------       --------        -----------      -----------       -----------        -------------
Balance, March 31,
  1999                          1,197,934       $  3,594       $  5,591,306        $   9,030      ($ 2,507,136)        $  3,096,794
Issuance of
  common stock,
  exercise of options              25,667             77             45,768                                                  45,845
Issuance of
  common stock,
  exercise of convertible
  debentures                        6,667             20             19,980                                                  20,000
Issuance of
  common stock,
  purchase of
  subsidiary                       50,000            150            100,650                                                 100,800
Net income                                                                                             417,714              417,714
Foreign currency                                                                      20,621                                 20,621
  translation adjustments
Comprehensive income                                                                                                        438,335
                               ----------       --------        -----------      -----------      ------------         ------------

Balance, March 31,
  2000                          1,280,268       $  3,841        $ 5,757,704        $  29,651      ($ 2,089,422)         $ 3,701,774
Issuance of
  common stock,
  exercise of options              11,000             33             21,149                                                  21,182
Issuance of common stock,
  private placement
  purchased by directors          118,518            356            199,644                                                 200,000
Issuance of
  common stock,
  exercise of convertible
  debentures                        6,667             20             19,980                                                  20,000
Net income(loss)                                                                                      (148,445)            (148,445)
Foreign currency
  translation adjustments                                                            (44,008)                               (44,008)
Comprehensive income(loss)                                                                                                 (192,453)
                               ----------       --------        -----------      -----------      ------------         ------------

Balance, March 31,
  2001                          1,416,453        $ 4,250        $ 5,998,477       ($  14,357)     ($ 2,237,867)         $ 3,750,503
Issuance of
  common stock,
  exercise of options                 667              2              1,177                                                   1,179
Net income(loss)                                                                                      (150,059)            (150,059)
Foreign currency
  translation adjustments                                                                 24                                     24
Comprehensive income(loss)                                                                                                 (150,035)
                               ----------       --------        -----------      -----------      ------------         ------------
Balance, March 31,
  2002                          1,417,120        $ 4,252        $ 5,999,654       ($  14,333)     ($ 2,387,926)         $ 3,601,647
                               ==========       ========        ===========      ===========      ============         ============




                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                        2002                   2001                   2000
                                                          ------------------     ------------------     ------------------
Cash flows from operating activities:

  Net income(loss)                                                 ($150,059)             ($148,445)              $417,714
  Adjustments to reconcile to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                    242,321               229,8022                211,109
    Deferred income taxes                                            (17,924)                 7,653                    730
     Provisions for (recovery of)
      losses on accounts receivable                                  (34,753)                37,386                 31,702
    Provisions for losses on inventories                              41,197                 10,000                 20,000
    Foreign currency translation adjustments                          (5,303)               (44,008)                20,621
    Loss on sale of fixed assets                                           -                  1,940                  4,382
Changes in assets and liabilities:
      Accounts receivable                                            271,491                233,123               (999,781)
      Inventories                                                    355,833                (46,373)              (482,963)
      Prepaid expenses and other                                      30,841                (15,037)               (23,699)
      Accounts payable                                              (644,306)               (69,672)               169,563
      Accrued expenses and other                                     (41,840                 23,799                 78,369
      Accrued V.A.T. payable                                          33,944                (94,824)                (2,021)
      Accrued income tax payable                                      66,436                (37,413)                 2,258
      Deferred income                                                105,315                166,161                 82,114
                                                               -------------            -----------          -------------
    Net cash provided (used) by operating activities                 253,193                254,092               (469,902)
                                                               --------------           -----------          -------------

Cash flows from investing activities:
  Purchases of property and equipment                               (128,044)              (228,263)              (117,238)
  Software development costs                                        (314,113)              (150,000)              (113,283)
  Proceeds from disposals of fixed assets                                  -                    475                  4,125
  Cost of acquiring subsidiary                                             -                      -                 (8,487)
  Cash (overdraft) of subsidiary at date acquired                          -                      -                    488
                                                               -------------            -----------          -------------
Net cash used in investing activities                               (442,157)              (377,788)              (234,395)
                                                               -------------            -----------          -------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit, net                 274,592               (200,518)               443,514
  Proceeds from notes payable                                        160,632                 86,520                      -
  Repayments on debt                                                (269,061)               (64,892)               (22,709)
  Proceeds from issuing equity securities                              1,180                221,182                 45,845
                                                               -------------            -----------          -------------
  Net cash provided (used) by financing activities                   167,343                 42,292                466,650
                                                               --------------           -----------          -------------

  Net increase (decrease) in cash                                    (21,621)               (81,404)              (237,647)

Cash and cash equivalents, beginning of year                         164,866                246,270                483,917
                                                               -------------            -----------          -------------
Cash and cash equivalents, end of year                         $     143,245            $   164,866          $     246,270
                                                               =============            ===========          =============

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002 2001 AND 2000



                                                                        2002                   2001                   2000
                                                          ------------------     ------------------     ------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                        $85,513               $125,243               $102,455
                                                             ===============     ==================     ==================
     Income taxes                                                    $24,495               $ 16,769               $  2,088
                                                             ===============     ==================     ==================

                       See notes to financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of business:

     Comtrex Systems Corporation ("Comtrex" or "the Company") is a Delaware corporation, initially incorporated in New Jersey in April, 1981. Comtrex designs, develops, assembles, markets, sells and provides services for computer software, electronic terminals and turn-key systems for restaurants, both table and quick service. The Company's hardware and software systems provide transaction processing, operational controls and management information, both in-store and on an enterprise level. The Company markets its products through a network of authorized distributors in Canada, France, Belgium, Holland, the Caribbean Islands and Spain, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets its products through a network of dealers and through its own direct sales offices.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


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

        Software development costs and amortization:

        Software development costs consist primarily of salaries incurred to develop and enhance software applications used in the Company's products. Amortization is provided on a product-by-product basis using the faster of the straight-line method over the estimated useful life of the software or based upon units of sale. Amortization begins when the software is available for general release to customers. Amortization expense was $72,013, $85,891, and $58,960, for the years ended March 31, 2002, 2001, and 2000, respectively. Accumulated amortization was $395,045 and $323,032 at March 31, 2002 and 2001, respectively.

        Goodwill:

        Goodwill represents the cost in excess of net assets acquired related to Comtrex's acquisition of its subsidiaries. Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization was $122,152 and $91,470 at March 31, 2002 and 2001, respectively. Goodwill is periodically reviewed by the Company for impairment to determine if the fair value is less than the carrying value. See Note 13.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


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

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


2.       ACQUISITION OF SUBSIDIARIES:  (continued)

         U.K. subsidiary: (continued)

         The following consideration was paid for the acquisition:

         a) 133,333 restricted shares of Common Stock. These were not transferable on or before October 2, 1999.

         b) A Subordinated Convertible Debenture, in the amount of $300,000 ("Debenture"). The Debenture accrued interest at the rate of eight percent per annum, payable monthly. The original Debenture provided that no principal be payable until January 1, 2001. The Debenture was originally convertible into shares of the Common Stock (in blocks of 6,667 shares), on or before October 1, 2000, at the rate of $3.00 per share. The principal outstanding on October 2, 2000 was scheduled to be paid in twelve equal quarterly installments, commencing January 1, 2001. The Debenture was subordinate to all debt of the Company. The Debenture was modified by Amendment on July 31, 2000 extending the expiration of the conversion date to April 1, 2001 and the commencement of principal repayments to July 1, 2001. On December 31, 2001, the Company repaid in full its obligation under the Debenture.

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

         Domestic subsidiary:

         On June 23, 1999, the Company acquired all of the outstanding capital stock of Cash Register Systems (CRS), Inc., a Michigan corporation, in exchange for 50,000 restricted shares of the Company's common stock. CRS operates as a District Office, Comtrex Michigan. Prior to the acquisition, CRS was a privately-held corporation which sold and serviced point-of-sale equipment, principally the product lines of the Company. The four selling shareholders of CRS were all employees within the organization, and have remained as Comtrex employees pursuant to three-year employment agreements. See Note 8.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


3.      INVENTORIES:

                                                                                               2002                            2001
                                                                                     --------------                  --------------
        Raw materials                                                                $      601,850                  $      854,816
        Work-in-process                                                                       1,033                          31,456
        Finished goods                                                                      980,700                       1,049,085
        Reserve for excess and obsolete inventory                                          (131,197)                        (90,000)
                                                                                     --------------                  --------------

                                                                                     $    1,452,386                  $    1,845,357
                                                                                     ==============                  ==============

4.      SIGNIFICANT CUSTOMERS:

       The customers listed below accounted for a significant portion of sales and receivables:


                                                                          % of Sales                          % of Receivables
                                                                    Fiscal Year Ended March 31,                as of March 31,
                                                          ------------------------------------------    ----------------------------

                                                                2002            2001            2000            2002            2001
                                                          ----------      ----------      ----------     -----------     -----------
         Customer "A"                                            10%             19%             21%             20%             45%
         Customer "B"                                            13%             14%              7%             25%             15%
         Customer "C"                                            14%              9%              8%             12%              6%

        Customers "A", "B" and "C" are all foreign corporations.

5.      LONG-TERM DEBT:

                                                                                                       2002                     2001
                                                                                              -------------            -------------
        Convertible debenture, issued in connection
        with acquisition of the U.K. subsidiary.  See Note 2(b).                                          -            $     260,000

        Note payable, bank, due 2017, paid in monthly installments of $2,228 which includes interest. Interest is the bank's base prime rate plus 2 percent. The bank's base rate was 4.00 percent at March 31, 2002.
        Substantially all assets of the U.K. subsidiary serve as collateral.                        235,960                  240,108

        Note payable, bank, due 2007, paid in monthly installments of $2,385 which includes interest. Interest is the bank's base prime rate plus 2 percent. The bank's base rate was 4.00 percent at March 31, 2002.
        Substantially all assets of the U.K. subsidiary serve as collateral.                        138,393                        -

        Notes payable, financial companies, due from 2003 to 2006 payable in monthly installments of $2,308 which includes interest ranging from 5 to
        11.5 percent. Secured by certain assets financed.                                            88,773                   68,111
                                                                                              -------------            -------------
                                                                                                    463,126                  568,219

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


5.      LONG TERM DEBT: (continued)

        Less current portion                                                                       76,972                    115,370
                                                                                             ------------               ------------

                                                                                             $    386,154               $    452,849
                                                                                             ============               ============

        Payable as follows:

         2003                                                                                $     76,972
         2004                                                                                      83,112
         2005                                                                                      79,664
         2006                                                                                      61,576
         2007                                                                                      49,721
         2008 and thereafter                                                                      112,081

6.      STOCK OPTION PLANS / WARRANTS:

        1985 Employee incentive stock option plan:

        During 1985, the Company adopted an employee incentive stock option plan. During 1989, the plan was amended to increase the total number of shares to 133,333. The plan provided for the granting of options to officers and other key employees. There are no outstanding options at March 31, 2002. Through March 31, 1999, 84,000 options were exercised and 46,000 expired. No options are available for grant.

        The following is a summary of activity under the 1985 Employee incentive stock option plan:

                                                                                                Outstanding Options
                                                                               ----------------------------------------------------
                                                                                       Number            Price Range          Total
                                                                               --------------   --------------------    -----------
Balance, March 31, 1999                                                                 3,333                   2.43          8,100
        Exercised                                                              (        3,333)                  2.43   (      8,100)
                                                                               --------------   --------------------    -----------
Balance, March 31, 2000                                                                     -                      -              -
                                                                                            -                                     -
                                                                               --------------   --------------------    -----------
Balance, March 31, 2001                                                                     -                      -              -
                                                                                            -                -                    -
                                                                               --------------   --------------------    -----------

Balance March 31, 2002                                                                      -                      -              -
                                                                               ==============   ====================    ===========


         1992 Non-qualified stock option plan:

         This plan was instituted in fiscal year 1993, and provides for options for 50,000 shares. Options are exercisable at any time for a period of five years from date of grant. Outstanding options have a weighted average remaining contract life of 1.5 years at March 31, 2002. The plan was terminated, as to future grants available thereunder, with the approval by shareholders of the 1999 stock option plan in August of 1999.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


6.      STOCK OPTION PLANS / WARRANTS:  (continued)

         1992 Non-qualified stock option plan: (continued)

The following is a summary of activity under the 1992 Non-qualified stock option plan:

                                                                                                Outstanding Options
                                                                Available      ----------------------------------------------------
                                                                for Grant              Number            Price Range          Total
                                                             ------------      --------------   ---------------------    ----------
Balance, March 31, 1999                                            19,333              28,000   $    1.32  - $   5.25    $   70,560
        Granted                                              (      4,667)              4,670                    2.82        13,160
        Forfeited                                                   4,000      (        4,000)                   5.25    (   21,000)
        Exercised                                                       -      (        7,330)       1.89  -     2.43    (   14,220)
        Termination of plan                                  (     18,666)                  -                       -             -
                                                             ------------      --------------   ---------------------    ----------
Balance, March 31, 2000                                                 -              21,340        1.32  -     3.00        48,500
        Forfeited                                                       -      (        8,000)       1.32  -     3.00    (   17,180)
        Exercised                                                       -      (        3,335)       1.32  -     2.43    (    6,923)
                                                             ------------      --------------   ---------------------    ----------
Balance, March 31, 2001                                                 -              10,005        1.32  -     3.00        24,397
        Forfeited                                                       -      (        2,668)       1.32  -     3.00    (    5,943)
        Exercised                                                       -      (          667)                   1.77    (    1,181)
                                                             ------------      --------------   ---------------------    ----------

Balance, March 31, 2002                                                 -               6,670   $    1.32  - $   3.00    $   17,273
                                                             ============      ==============   =====================    ==========


        1995 Employee incentive stock option plan:

        During fiscal year 1996, the Company adopted an employee incentive stock option plan. The plan provides for the granting of up to 83,334 options to officers and other key employees. The option price must equal at least 100% of the market price on the date of grant. Outstanding options have a weighted average remaining contract life of 1.6 years at March 31, 2002.

        The following is a summary of activity under the 1995 Employee incentive stock option plan:

                                                                                                Outstanding Options
                                                                Available      ----------------------------------------------------
                                                                for Grant              Number            Price Range          Total
                                                             ------------      --------------   ---------------------    ----------
Balance, March 31, 1999                                            48,000              28,150   $    1.14  - $   2.07    $   46,828
        Granted                                              (     13,333)             13,333        3.00  -     3.75        41,250
        Forfeited                                                     333      (          333)                   1.89    (      630)
        Exercised                                                       -      (       15,000)       1.14  -     2.07    (   23,525)
                                                             ------------       -------------   ---------------------     ---------
Balance, March 31, 2000                                            35,000              26,150        1.14  -     3.75        63,923
        Forfeited                                                   2,815      (        2,815)       1.89  -     3.75    (    8,426)
        Exercised                                                       -      (        7,666)                   1.86    (   14,261)
                                                             ------------       -------------   ---------------------     ---------
Balance, March 31, 2001                                            37,815              15,669        1.14  -     3.00        41,236
        Forfeited                                                   5,000      (        5,000)                   3.00    (   15,000)
        Exercised                                                       -                   -                       -             -
                                                             ------------      --------------   ---------------------    ----------

Balance, March 31, 2002                                            42,815              10,669   $    1.14  - $   3.00    $   26,236
                                                             ============      ==============   =====================    ==========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


6.      STOCK OPTION PLANS / WARRANTS: (continued)

        1999 Stock option plan:

        During fiscal year 2000, the Company adopted a stock option plan. The plan provides for the granting of up to 66,667 options to employees, directors and other individuals responsible for making significant contributions to the Company's business. The option price must equal at least 100% of the market price on the date of grant. By adoption of the plan, future grants under the 1992 non-qualified stock option plan were terminated. Outstanding options have a weighted average remaining contract life of 3.9 years at March 31, 2002.

The following is a summary of activity under the 1999 stock option plan:

                                                                                                 Outstanding Options
                                                                 Available      ----------------------------------------------------
                                                                 for Grant              Number            Price Range          Total
                                                              ------------      --------------   ---------------------    ----------

Balance, March 31, 2000                                             66,667                   -   $       -    $      -    $        -
        Granted                                               (      2,668)              2,668                    3.38         9,018
                                                               -----------      --------------   ---------------------    ----------
Balance, March 31, 2001                                             63,999               2,668                    3.38         9,018
        Granted                                               (      3,335)              3,335                    1.60         5,336
                                                               -----------      --------------   ---------------------    ----------

Balance, March 31, 2002                                             60,664               6,003   $    1.60  - $   3.38    $   14,354
                                                              ============      ==============   =====================    ==========

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

        Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed as indicated:

                                                                                       2002              2001                   2000
                                                                            ---------------     -------------          -------------

        Net income as reported                                              ($     150,059)     ($     148,445)        $     417,714
                                                                             =============       =============         =============
        Pro forma                                                           ($     151,524)     ($     149,823)        $     387,729
                                                                             =============       =============         =============

        Income per share:
         Basic, as reported                                                 ($         .11)     ($         .11)        $         .34
                                                                             =============       =============         =============
         Basic, Pro forma                                                   ($         .11)     ($         .11)        $         .31
                                                                             =============       =============         =============
         Diluted, as reported                                               ($         .11)     ($         .11)        $         .32
                                                                             =============       =============         =============
         Diluted, Pro forma                                                 ($         .11)     ($         .11)        $         .30
                                                                             =============       =============         =============

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 12% and a risk-free interest rate of 6.0%.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


6.       STOCK OPTION PLANS / WARRANTS: (continued)

Warrants:

        In February, 1999, warrants to purchase 40,000 shares of common stock were issued in exchange for consulting services valued at $20,000. All warrants have expired as of March 31, 2002. The warrants were exercisable upon issuance as follows:

         13,333 warrants, $3.00 per share, expired February 9, 2001 13,333 warrants, $4.50 per share, expired February 9, 2002 13,334 warrants, $9.00 per share, expired February 9, 2002


7.      INCOME TAXES:

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

                                                                                                       2002                    2001
                                                                                         ------------------       -----------------
     Deferred tax liabilities:
     Amortization of capitalized software and goodwill                                   ($         293,000)      ($        221,000)
     Foreign subsidiary deferred tax liability                                                            -       (          17,704)
                                                                                         ------------------        ----------------
                                                                                         (          293,000)      (         238,704)
     Deferred tax assets:
     Fixed asset depreciation                                                                        62,000                  40,000
     Inventory valuation and bad debt allowances                                                     78,000                  64,000
     Capitalized inventory costs (IRC Sec 263A)                                                      42,000                  32,000
     Net operating loss carryforwards                                                             1,091,000                 933,000
                                                                                         ------------------       -----------------
                                                                                                    980,000               1,069,000
     Valuation reserve                                                                   (          980,000)      (         848,000)
                                                                                          -----------------        ----------------
                                                                                         $                -       ($         17,704)
                                                                                         ==================        ================


     The components of the provision for income taxes consist of:

                                                                                 2002                   2001                   2000
                                                                   ------------------     ------------------     ------------------
   Current provision, foreign                                      $           45,570     $            9,915     $           43,163
   Current provision, U.S.                                                     18,941                  6,252                140,000
   Utilization of loss carryforwards                                                -                      -     (          140,000)
                                                                   ------------------     ------------------      -----------------

                                                                   $           64,511     $           16,167     $           43,163
                                                                   ==================     ==================     ==================


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


7.       INCOME TAXES:(continued)

         A reconciliation of the reported amount of provision for income taxes to the amount that would result from applying domestic federal statutory tax rates (34%) to pretax income follows:

                                                                                 2002                   2001                   2000
                                                                   ------------------     ------------------     ------------------
   Income tax provision at U.S. statutory rate                     $                -     $                -     $          156,698
   International rate differences                                              45,570                  9,915     (           15,684)
   Utilization of loss carryforwards at 34%                                         -                      -     (          119,000)
   Other                                                                       18,941                  6,252                 21,149
                                                                   ------------------     ------------------     ------------------

                                                                   $           64,511     $           16,167     $           43,163
                                                                   ==================     ==================     ==================


8.      COMMITMENTS AND CONTINGENCY:

        The Company leases certain property under operating leases which expire through the fiscal year ending 2006. Rent expense was approximately $274,000, $245,000 and $337,000 for the years ended March 31, 2002, 2001 and 2000, respectively. Rental commitments under non-cancelable operating leases for the years ending March 31, are as follows: 2003, $234,000; 2004, $194,000; 2005,
$171,000 and 2006, $71,000.

        The Company maintains a 401(k) plan ("Plan") in which substantially all employees may participate. The Company matches 25% of each participating employee's contribution, with a maximum Company contribution of 1 1/2 % of the employee's earnings. The Company's subsidiary in England maintains a defined contribution plan ("U.K. Plan") in which substantially all employees may participate, subject to invitation by that entity's Directors. Under the U.K. Plan, Comtrex UK is committed to fund $15,000 annually for certain executive employees plus three percent of salaries for other participants. The Company's contributions to both plans aggregated $69,024, $51,000 and $33,000 in the fiscal years ending March 31, 2002, 2001 and 2000, respectively.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

9.   SEGMENT INFORMATION: (continued)


                                                                        2002                   2001                   2000
                                                          ------------------     ------------------     ------------------
Net sales:

  United States, domestic                                         $2,662,180             $2,840,426             $3,454,769
  United States, export                                            1,526,969              2,763,275              3,625,517
  United Kingdom                                                   3,114,628              3,414,814              3,852,108
  Transfers between segments                                        (612,339)              (882,443)            (1,046,107)
                                                           -----------------      -----------------      -----------------

    Net sales                                                     $6,691,438             $8,136,072             $9,886,287
                                                          ==================     ==================     ==================

Income (loss) before income taxes:
  United States                                                    ($273,276)             ($162,543)              $311,750
  United Kingdom                                                     228,642                 49,419                173,077
  Corporate                                                          (40,914)               (19,154)               (23,950)
                                                           -----------------      -----------------      -----------------

Income (loss) before income taxes                                    (85,548)             ($132,278)              $460,877
                                                           ==================     =================     ==================


Depreciation and amortization:
  United States                                                     $155,462               $159,632               $137,776
  United Kingdom                                                      58,459                 41,770                 44,933
  Corporate                                                           28,400                 28,400                 28,400
                                                          ------------------     ------------------     ------------------

                                                                    $242,321               $229,802               $211,109
                                                          ==================     ==================     ==================

Identifiable assets:
  United States                                                   $4,516,551             $5,302,642             $4,841,358
  United Kingdom                                                   2,285,735              2,005,105              2,414,652
  Corporate                                                          340,998                362,998                384,998
  Eliminations                                                      (868,865)              (934,032)              (749,838)
                                                           -----------------      -----------------      -----------------

    Total assets                                                  $6,274,419             $6,736,713             $6,891,170
                                                          ==================     ==================     ==================

Long lived assets:
  United States                                                     $228,803               $225,844               $150,716
  United Kingdom                                                     613,831                622,775                585,284
                                                          -------------------    -------------------    ------------------

                                                                    $842,634               $848,619               $736,000
                                                          ==================     ==================     ==================

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

10.     PER SHARE INFORMATION:

        A reconciliation of the average number of common shares outstanding used in the basic and diluted computations follows:


                                                                                 Average Common Shares Outstanding

                                                                        2002                   2001                   2000
                                                          ------------------     ------------------     ------------------
  Basic                                                            1,417,009              1,328,099              1,243,649
  Diluted effect of stock options                                          -                      -                 25,203
  Diluted effect of convertible debenture                                  -                      -                 99,445
                                                          ------------------     ------------------     ------------------

    Diluted                                                        1,417,009              1,328,099              1,368,297
                                                          ==================     ==================     ==================

       For purposes of computing diluted per share data in fiscal year 2000, $24,000 of interest related to the convertible debenture was added to net income. There is no dilutive effect from stock options or convertible debentures for either of fiscal years 2002 or 2001 because there was a net loss for both periods.


11.    BANK LOAN, LINE OF CREDIT:

        At March 31, 2002, the Company was advanced $850,000 against a line of credit facility of $1,500,000. The loan bears interest at the bank's prime rate (4.75 percent at March 31, 2002) and is collateralized by substantially all domestic assets of the Company. The terms of this credit facility require the Company to meet a series of financial covenants, the failure of which would result in a technical default of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of March 31, 2002, the Company was in compliance with all financial covenants except the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company is, therefore, in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default.

        At March 31, 2002, the Company's UK subsidiary had no utilization against a line of credit facility of approximately $216,000. The loan bears interest at the bank's base rate plus two percent (4.00 percent at March 31, 2002) and is collateralized by substantially all assets of the subsidiary.


12.     COMPREHENSIVE INCOME:

        In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income(loss) was ($150,035), ($192,453) and $438,335 for fiscal years 2002, 2001 and 2000, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


13.     NEW ACCOUNTING PRONOUNCEMENTS:

         In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company will adopt for its fiscal year beginning April 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill was $30,682, $30,682 and $27,778 for fiscal years 2002, 2001 and 2000, respectively. The Company is evaluating the impact of these standards and has not yet determined the effect, if any, of adoption of the impairment requirement on its financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMTREX SYSTEMS CORPORATION

Date:    June 25, 2002            By:    /s/
                                     -----------------------------------------
                                  Jeffrey C. Rice, President and
                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                      Title                                       Date


/s/                            President, Director and            June 25, 2002
------------------------
Jeffrey C. Rice                Principal Executive Officer


/s/                            Principal Accounting Officer       June 25, 2002
------------------------
Pamela M. Reci


  *                            Director                           June 25, 2002
------------------------
Steven D. Roberts


  *                            Director                           June 25, 2002
------------------------
Nathan Lipson


  *                            Director                           June 25, 2002
------------------------
Alan G. Schwartz


  *                            Director                           June 25, 2002
------------------------
Howard E. Sachs


  * By   /s/
------------------------
Jeffrey C. Rice
Attorney-in-Fact

Exhibit 21.1      SUBSIDIARIES OF THE COMPANY

Comtrex Systems Corporation Limited, a company incorporated in England (Formerly
     Data Terminal Systems Terminals Limited)

Cash Register Systems, Inc.(DBA Comtrex Michigan), a Michigan corporation

Exhibit 23.1      CONSENT OF DRUCKER, MATH & WHITMAN, P.C.

                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement on Form S-8, bearing Registration No. 33-32994, and the Registration Statement on Form S-3, bearing Registration No. 33-38529, and the Registration Statement on Form S-8, bearing Registration No. 33-93560, and the Registration Statement on Form S-8, bearing Registration No. 333-89881, of our report, dated June 18, 2002, appearing on page 21 of this Annual Report on Form 10-KSB, on the consolidated financial statements of Comtrex Systems Corporation and subsidiaries appearing on pages 23 to 41 of this Annual Report on Form 10-KSB for the year ended March 31, 2002.



                                                   DRUCKER, MATH & WHITMAN, P.C.

North Brunswick, New Jersey
June 25, 2002

Exhibit 24.1      POWERS OF ATTORNEY

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002

KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 2002, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.





/s/                             June 25, 2002
---------------------------     -----------------------------------
Nathan Lipson                           Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002




KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 2002, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






/s/                             June 25, 2002
---------------------------     -----------------------------------
Steven D. Roberts                       Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002




KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 2002, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






/s/                              June 25, 2002
---------------------------      -----------------------------------
Alan G. Schwartz                         Date

                           COMTREX SYSTEMS CORPORATION

                                POWER OF ATTORNEY

             REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002




KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Jeffrey C. Rice his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities to sign Comtrex Systems Corporation's Report on Form 10-KSB for the fiscal year ended March 31, 2002, and to file the same with all exhibits thereto, and any amendments thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






/s/                              June 25, 2002
---------------------------      -----------------------------------
Howard E. Sachs                          Date

Exhibit 27        FINANCIAL DATA SCHEDULES


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


Column A                                Column B         Column C          Column C          Column D           Column E
--------------                      ------------     ------------      ------------     -------------       ------------

                                                          Charged           Charged                              Balance
                                      Balance at         to costs                to                                   at
                                       beginning              and             other                               end of
Description                            of period         expenses          accounts        Deductions             period
--------------                      ------------     ------------      ------------     -------------       ------------

Year ended March 31, 2000:

 Reserve for bad debts                  $108,010          $32,002                $-          ($40,694)(1)        $99,318
                                    ============     ============      ============      ============       ============

 Reserve for excess and
  obsolete inventory                     $77,222          $20,000                $-          ($17,222)(1)        $80,000
                                    ============     ============      ============      ============       ============


Year ended March 31, 2001:

 Reserve for bad debts                   $99,318          $37,386                $-                $-           $136,704
                                    ============     ============      ============     =============       ============

 Reserve for excess and
  obsolete inventory                     $80,000          $10,000                $-                $-            $90,000
                                    ============     ============      ============     =============       ============


Year ended March 31, 2002:

 Reserve for bad debts                  $136,318           $9,159                $-          ($45,422)(1)       $100,055
                                    ============     ============      ============      ============       ============

 Reserve for excess and
  obsolete inventory                     $90,000          $41,197                $-                $-           $131,197
                                    ============     ============      ============     =============       ============


(1)   Write-offs against reserve.