Form 10QSB
period 2002-06-30
COMTREX SYSTEMS CORP
filed 2002-08-13
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from              to
                                     -------------    ----------------------

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                         22-2353604
-------------------------------                          ------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)


                 102 Executive Drive, Moorestown, NJ 08057-4224
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (856) 778-0090
                            -------------------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                 No
                           -------                  -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                   Outstanding at August 9, 2002
-----------------------------                      -----------------------------
Common Stock, par value $.003                                 1,417,120


Transitional Small Business Disclosure Form (check one):

                      Yes                       No     X
                           -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                  Unaudited Consolidated Balance Sheets
                    at June 30, 2002 and March 31, 2002                     3

                  Unaudited Consolidated Statements of Operations           4
                    for the three months ended June 30, 2002 and 2001

                  Unaudited Consolidated Statements of Cash Flows           5
                    for the three months ended June 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements      6


Item 2.           Management's Discussion and Analysis or                  12
                  Plan of Operation


                                     PART II
                                OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                         16

Signatures                                                                 17

Exhibit Index                                                              18

Exhibits                                                                   19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 (Unaudited)
                                                                                June 30, 2002    March 31, 2002
                                                                                -------------    --------------
Current assets:
  Cash and cash equivalents                                                       $   106,112     $   143,245
  Accounts receivable, net of reserve of
    $98,593 and $100,055 as of June 30, 2002
    and March 31, 2002 respectively                                                 2,320,126       2,529,557
  Note receivable                                                                       3,193           3,146
  Inventories                                                                       1,398,395       1,452,386
  Prepaid expenses and other                                                          155,545          98,293
                                                                                  -----------     -----------
      Total current assets                                                          3,983,371       4,226,627
                                                                                  -----------     -----------

Property and equipment:
  Land                                                                                156,244         156,244
  Building                                                                            312,656         312,656
  Machinery, equipment, furniture and leasehold                                     2,125,095       1,970,002
                                                                                  -----------     -----------
                                                                                    2,593,995       2,438,902
  Less - accumulated depreciation                                                  (1,635,475)     (1,596,268)
                                                                                  -----------     -----------
      Net property and equipment                                                      958,520         842,634
                                                                                  -----------     -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization of $395,045 as of
    June 30, 2002 and March 31, 2002                                                  802,367         715,397
  Goodwill, net of amortization of $122,152 as of
    June 30, 2002 and March 31, 2002                                                  489,761         489,761
                                                                                  -----------     -----------
      Total other assets                                                            1,292,128       1,205,158
                                                                                  -----------     -----------


        TOTAL ASSETS                                                              $ 6,234,019     $ 6,274,419
                                                                                  ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit loan                                                   $   575,000     $   850,000
  Accounts payable                                                                    472,283         313,814
  Current portion of long term debt                                                   126,923          76,972
  Income and V.A.T. payable                                                           131,691         114,791
  Accrued expenses                                                                    159,161         150,974
  Deferred revenue                                                                    655,415         778,067
  Customer deposits                                                                     2,000           2,000
                                                                                  -----------     -----------
      Total current liabilities                                                     2,122,473       2,286,618
                                                                                  -----------     -----------


Long term debt, net of current portion                                                450,303         386,154
                                                                                  -----------     -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                                    --              --
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,417,120
    issued and outstanding as of
    June 30, 2002 and March 31, 2002, respectively                                      4,252           4,252
  Additional paid-in capital                                                        5,999,654       5,999,654
  Foreign currency translation adjustment                                              25,490         (14,333)
  Accumulated deficit                                                              (2,368,153)     (2,387,926)
                                                                                  -----------     -----------
      Total shareholders' equity                                                    3,661,243       3,601,647
                                                                                  -----------     -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 6,234,019     $ 6,274,419
                                                                                  ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (These statements are unaudited.)


                                                                              Three months ended
                                                                                    June 30,
                                                                               2002           2001
                                                                           -----------    -----------
Net sales                                                                  $ 1,717,651    $ 1,534,922

Costs and expenses:
  Cost of sales                                                                797,150        726,571
  Administrative                                                               219,552        272,566
  Research and development                                                      27,988         23,631
  Sales and marketing                                                          196,439        232,898
  Customer support                                                             379,118        365,509
  Depreciation and amortization                                                 31,976         57,452
                                                                           -----------    -----------

                                                                             1,652,223      1,678,727
                                                                           -----------    -----------

Income from operations                                                          65,428       (143,705)

Interest expense, net                                                          (16,035)       (22,194)
                                                                           -----------    -----------

Income before income taxes                                                      49,393       (165,899)

Provision for income taxes                                                     (29,620)       (10,804)
                                                                           -----------    -----------

Net income                                                                 $    19,773    $  (176,703)
                                                                           ===========    ===========

Basic earnings per share:
  Net income                                                               $       .01    $      (.12)
                                                                           ===========    ===========

Diluted earnings per share:
  Net income                                                               $       .01    $      (.12)
                                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (These statements are unaudited.)


                                                                              Three months ended
                                                                                   June 30,
                                                                             2002           2001
                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  19,773     ($176,703)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                                           31,976        57,452
      Provisions for losses on accounts
        receivable                                                            (1,462)        2,121
      Provisions for losses on inventories                                      (507)           --
      Foreign currency translation adjustment                                 17,889         5,080
    (Increase) decrease in -
      Accounts receivable                                                    294,221       362,071
      Inventories                                                             81,062        (2,442)
      Prepaid expenses and other                                             (55,122)      (34,159)
    Increase (decrease) in -
      Accounts payable                                                       134,228      (422,780)
      Accrued V.A.T. and income taxes                                          9,729        12,334
      Accrued expenses                                                        (2,392)       25,709
      Customer deposits                                                           --        12,551
      Deferred revenue                                                      (163,631)     (114,421)
                                                                          ----------     ---------

        Net cash provided by (used in)
          operating activities                                               365,764      (273,187)
                                                                          ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                                       (155,093)      (30,178)
  Purchases of software and capitalized
    software and design                                                      (86,969)      (87,984)
                                                                          ----------     ---------

        Net cash provided by (used in)
          investing activities                                              (242,062)     (118,162)
                                                                          ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                      (275,000)      248,191
  Increase in (payments on) debt, net                                        114,165        (7,459)
  Proceeds from issuing equity securities                                         --         1,180
                                                                          ----------     ---------

        Net cash provided by (used in)
          financing activities                                              (160,835)      241,912
                                                                          ----------     ---------

        Net increase (decrease) in cash                                      (37,133)     (149,437)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               143,245       164,866
                                                                          ----------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  106,112     $  15,429
                                                                          ==========     =========

   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of business:

         Comtrex Systems Corporation ("Comtrex" or "the Company") is a Delaware corporation, initially incorporated in New Jersey in April, 1981. Comtrex designs, develops, assembles, markets, sells and provides services for computer software, electronic terminals and turn-key systems for restaurants, both table and quick service. The Company's hardware and software systems provide transaction processing, operational controls and management information, both in-store and on an enterprise level. The Company markets its products through a network of authorized distributors in Canada, France, Belgium, Portugal, Holland, Ireland and Australia, and through a wholly-owned subsidiary in the United Kingdom. In the United States, the Company markets its products through a network of dealers and through its own direct sales offices.

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

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed with the SEC.

         Reverse Stock Split:

          On February 12, 2001, the shareholders approved a one for three reverse stock split, effective as of February 14, 2001 with the filing of a Certificate of Amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware. All amounts herein reflect such reverse stock split.

         Foreign currency translation:

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in shareholders' equity.

         Goodwill:

         Implementation of Statement of Financial Accounting Standards No. 142, effective with the beginning of the current fiscal year, resulted in the elimination of amortization of goodwill for the current, and future, fiscal years. See Note 8.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                    June 30,          March 31,
                                                      2002              2002
                                                  -----------       -----------
Raw materials                                     $   610,000       $   601,850
Work-in-process                                           972             1,033
Finished goods                                        918,113           980,700
Reserve for excess and obsolete inventory            (130,690)         (131,197)
                                                  -----------       -----------

                                                  $ 1,398,395       $ 1,452,386
                                                  ===========       ===========

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,450,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $980,000, which has been offset by a valuation allowance of equal amount. During the quarter ended June 30, 2002, the valuation account was not affected.

         The components of the provision for income taxes for the quarter ended June 30, 2002 consist of current expense (foreign) of $27,248, and current expense (U.S.) of $2,372, respectively. The current expense (U.S.) was not able to be offset by the net operating loss carryforwards.


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

         A reconciliation of the basic and diluted EPS for the three months ended June 30, 2002 and 2001 is as follows:

                                                                                        Three months ended
                                                                                           June 30, 2002

                                                                      Income               Shares             Per Share
                                                                     --------            ---------            ---------
Net income                                                           $ 19,773
Basic EPS:
  Income available to common shareholders                            $ 19,773             1,417,120             $  0.01
Effect of dilutive securities, options and
  Warrants:                                                                                      28
Diluted EPS:
  Income available to common shareholders                            $ 19,773             1,417,148             $  0.01

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

4.    EARNINGS PER SHARE DISCLOSURE (continued):

                                                                                    Three months ended
                                                                                       June 30, 2001
                                                                                    ------------------
                                                                      Income               Shares             Per Share
                                                                     --------            ---------            ---------
Net income (loss)                                                   ($  176,703)
Basic EPS:
  Income (loss) available to common
    shareholders                                                    ($  176,703)         1,417,120            ($ 0.12)
Effect of dilutive securities, options and
  warrants                                                                                      --
Diluted EPS:
  Income (loss) available to common
    shareholders                                                    ($  176,703)         1,417,120            ($ 0.12)

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

                                           Three months ended
                                                 June 30,
                                           2002           2001
                                       -----------    -----------

Net sales:
    United States, domestic            $   654,136    $   674,410
    United States, export                  331,841        299,600
    United Kingdom                         989,265        746,073
    Transfers between segments            (257,591)      (185,161)
                                       -----------    -----------

      Net sales                        $ 1,717,651    $ 1,534,922
                                       ===========    ===========


Income (loss) before income taxes:
    United States                      $   (64,055)   $  (177,663)
    United Kingdom                         132,290         54,076
    Corporate                              (18,842)       (42,312)
                                       -----------    -----------

      Income (loss) before
        income taxes                   $    49,393    $  (165,899)
                                       ===========    ===========


Depreciation and amortization:
    United States                      $    19,332    $    37,141
    United Kingdom                          11,044         13,211
    Corporate                                1,600          7,100
                                       -----------    -----------

                                       $    31,976    $    57,452
                                       ===========    ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

5.   SEGMENT INFORMATION (continued):

                                       June 30, 2002         March 31, 2002
                                       -------------         --------------
Identifiable assets:
  United States                         $ 4,225,320            $ 4,516,551
  United Kingdom                          2,538,066              2,285,735
  Corporate                                 340,998                340,998
  Eliminations                             (870,365)              (868,865)
                                        -----------            -----------

    Total assets                        $ 6,234,019            $ 6,274,419
                                        ===========            ===========


Long lived assets:
  United States                         $   211,261            $   228,803
  United Kingdom                            747,259                613,831
                                        -----------            ------------

                                        $   958,520            $   842,634
                                        ===========            ===========


6.       COMPREHENSIVE INCOME:

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income(loss) was $59,596 and ($171,623) for the quarters ended June 30, 2002 and 2001, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.


7.       BANK LOAN, LINE OF CREDIT:

         At June 30, 2002, the Company was advanced $575,000 against a line of credit facility of $1,500,000. The loan bears interest at the bank's prime rate (4.75 percent at June 30, 2002) and is collateralized by substantially all domestic assets of the Company. The terms of this credit facility require the Company to meet a series of financial covenants, the failure of which would result in a technical default of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of June 30, 2002, the Company believes it was in compliance with all financial covenants. As of both December 31, 2001 and March 31, 2002, the Company was in default under the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company was, therefore, in technical default on the loan and the entire amount of the outstanding loan may still be immediately callable as a consequence of such prior technical defaults. Based on its negotiations and ongoing relationship with the Bank, management believes that the credit facility will continue to be available to the Company throughout its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         At June 30, 2002, the Company's UK subsidiary had no utilization against a line of credit facility of approximately $216,000. The loan bears interest at the bank's base rate (4.00 percent at June 30, 2002) plus two percent and is collateralized by substantially all assets of the subsidiary.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

8.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective as of April 1, 2002, the beginning of the current fiscal year, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, amortization of goodwill to earnings ceased for the current, and future, fiscal years. Instead, the carrying value of goodwill must be evaluated for impairment on at least an annual basis.

         In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         Aside from goodwill, the Company has no intangible assets with an indefinite useful life. During the quarter ended June 30, 2002, the first interim quarter after adoption of SFAS 142, the Company has reassessed the useful lives of its intangible assets, principally capitalized software and development expenses. The Company believes the useful life of such assets is not currently impaired. The Company's policy is to amortize capitalized software and development expenses on a product-by-product basis using the faster of the straight-line method, over the estimated useful life of the software, or based upon units of sale. Amortization begins when the software is available for general release to customers. The weighted-average amortization period is expected to be five years. During the quarter ended June 30, 2002, the Company developed $86,969 of capitalized software. No residual value is expected after amortization. No amortization expense was incurred during the quarter ending June 30, 2002. The aggregate amortization expense for the current fiscal year and for fiscal years 2004, 2005, 2006 and 2007 is estimated to be $86,000, $172,000, 172,000, 172,000 and $86,000, respectively.

         The Company had $489,761 of goodwill on its balance sheet as of March 31, 2002 and as of June 30, 2002. Amortization of goodwill was $7,671 and $30,684 for the quarter ended June 30, 2001 and the fiscal year ended March 31, 2002, respectively. The components of goodwill on the Company's balance sheet are: a) $340,998 related to the acquisition of the Company's U.K. subsidiary; and b) $148,763 related to the Company's domestic subsidiary, Comtrex Michigan. Based on management's evaluation of a variety of factors and considerations, including contribution to net sales and net income of $989,625 and $105,042, respectively, during the quarter ended June 30, 2002, the Company does not believe the goodwill related to the Company's U.K. subsidiary is currently impaired. Since its acquisition in June, 1999, Comtrex Michigan has reported significantly fluctuating operating results both on a monthly and quarterly basis. Management believes that this fluctuation is due to a combination of the small size of the operation and the difficulties associated with selling and marketing the Company's current software product line. Comtrex Michigan employs five individuals and is engaged in the direct sale and service of the Company's products in the Detroit metropolitan area, the mid-western United States and in a general supporting role both for dealers and national accounts of the Company. In addition, Comtrex Michigan is involved in the initial beta testing of the Company's next generation point-of-sale product line, the POS/2100. There is significant strategic value to the Company in maintaining both a geographic presence in multiple locations in the U.S. and a close contact with end users of its products, particularly during a critical new product release. Based on management's evaluation, the Company does not believe the goodwill related to Comtrex Michigan is currently impaired. The Company intends to continue to evaluate the carrying value of both components of goodwill on its balance sheet during the course of each fiscal year, rather than as a single event on an annual basis.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

8.       GOODWILL AND OTHER INTANGIBLE ASSETS (continued):

         The following table provides a reconciliation of the reported net income and net income that would have been reported, exclusive of the amortization of goodwill recognized, during the reporting periods presented herein:

                                        Three months ended
                                             June 30,
                                       2002           2001
                                    -----------   ------------

Reported net income (loss)          $    19,773    $  (176,703)

Add back: Goodwill amortization                          7,671

Adjusted net income (loss)          $    19,773    $  (169,032)
                                    ===========   ============


Basic (and diluted) earnings
  per share:

  Reported net income (loss)        $       .01    $      (.12)

  Goodwill amortization                            $       .00

  Adjusted net income (loss)        $       .01    $      (.12)
                                    ===========   ============

Item 2.  Management's Discussion and Analysis or Plan of Operation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The matters discussed in this Form 10-QSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information on potential risks is contained in the Item 1 section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed with the SEC.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had total current assets of $3,983,371, including cash and cash equivalents of $106,112, as compared to $4,226,627 of total current assets and $143,245 of cash and cash equivalents as of March 31, 2002. The Company had current liabilities of $2,122,473, resulting in a current ratio of 1.9 as of June 30, 2002, compared to $2,286,618 and 1.8, respectively, as of March 31, 2002.

         Cash and cash equivalents decreased by $37,133 during the first three months of fiscal year 2003. Operating activities generated $365,764 of cash, as compared with cash consumption of $273,187 for the corresponding prior year period. Investing activities consumed $242,062 during the first quarter of 2003 and $160,835 was consumed by financing activities. This compares with a consumption of $118,162 by investing activities and $241,912 provided by financing activities in the corresponding prior year period.

         The Company reported net income of $19,773 for the three month period ended June 30, 2002. The Company has net operating loss carryforwards of approximately $2,450,000 for federal income tax purposes, which do not begin to expire until 2004. The net loss of $176,703 for the period ended June 30, 2001 was a significant contributor to cash consumed through operating activities during the comparable prior quarterly period.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange as of the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2003 and the exchange rate as of March 31, 2002, differences between accounts on the consolidated balance sheets as of June 30, 2002 and March 31, 2002 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         In addition to the net income reported for the quarter, a decrease in accounts receivable of $294,221, an increase in accounts payable of $134,228, a decrease in inventories of $81,062 and depreciation and amortization of $31,976 represented significant positive contributions to cash flow for the period ending June 30, 2002. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at the same approximate quarterly amount. As covered in detail in Note 8 to the Consolidated Financial Statements, implementation of Statement of Financial Accounting Standards No. 142, effective with the beginning of the current fiscal year, resulted in the elimination of amortization of goodwill for the current, and future, fiscal years.

         The positive cash flows were offset by a decrease in prepaid expenses of $55,122 and a decrease in deferred revenues of $163,631. Both of these amounts are largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year.

         The decrease in accounts receivable is a result of continued aggressive collection efforts, while the increase in accounts payable is a largely a result of timing. A significant negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its District Offices in Atlanta and Michigan, which are billed on an annual basis. The decrease of $163,631 is the result of a quarter's recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $242,062 of cash during the three month period ended June 30, 2002, through a combination of $155,093 of purchased property and equipment and $86,969 of capitalized software and design. Substantially all of the increase in purchased property and equipment relate to the Company's U.K. subsidiary. During the quarter, the Company's U.K. subsidiary invested approximately $100,000 in hardware and $50,000 in software in an upgrade of its information technology infrastructure. This investment will be amortized on a straight-line basis over a three year period. The capitalized software and design relate to continued development of the Company's next generation point-of-sale product, the Odyssey POS/2100. This product is scheduled for release during the second quarter of the current fiscal year. The software will be amortized over the faster of a straight-line basis over a five year period or the estimated yearly units of sale. Financing activities consumed a net of $160,835, through a combination of payments of $275,000 under the Company's line of credit with Fleet National Bank and net borrowings of the Company's U.K. subsidiary of $114,165 in conjunction with its acquisition of the aforementioned property and equipment.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the quarter ended June 30, 2002, these adjustments had the effect of a cash provision of $17,889 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of changes in the exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity increased from a negative impact of $14,333 as of March 31, 2002, to a positive impact $25,491 as of June 30, 2002.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, signed a line of credit agreement with National Westminster Bank PLC. The agreement calls for borrowings of up to (pound)150,000, and was renewed in December of 2001 through December 3, 2002. Borrowings bear interest at the bank's base rate (4.00 percent as of June 30, 2002) plus 2 percent and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

         In November of 2001, the Company entered into a credit facility with Fleet National Bank (the "Bank"), replacing an existing facility originally scheduled to expire on September 30, 2001 and subsequently extended through November of 2001. The new credit facility provides the Company with the availability of a total amount of $1,500,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2002. Outstanding borrowings bear interest at either the bank's prime rate of interest (4.75 percent as of June 30, 2002), or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $2,000,000. Loans under the previous facility bore interest at the bank's prime rate of interest less one half percent. All other terms and conditions of the line of credit facility remained essentially the same. Both the current and prior credit facility also require that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of June 30, 2002, the Company believes it was in compliance with all financial covenants.

         As of both December 31, 2001 and March 31, 2002, the Company was in default under the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company was, therefore, in technical default on the loan and the entire amount of the outstanding loan may still be immediately callable as a consequence of such prior technical defaults. Based on its negotiations and ongoing relationship with the Bank, management believes that the credit facility will continue to be available to the Company throughout its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the remainder of fiscal year 2003. As of June 30, 2002, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first quarter of fiscal year 2003 increased by 12%, to $1,717,651, as compared with corresponding sales of $1,534,922 during the first quarter of fiscal year 2002. The Company reported net income of $19,773 for the current three month period, or $.01 per share, as compared with a net loss of $176,703, or $.12 per share, for the comparable prior year period.

         The relative increase in sales over the prior year comparable quarter is largely a reflection of the significant difficulties experienced during the previous fiscal year's first quarter, coupled with exceptional results during the most recent quarter from our U.K. subsidiary. The Company continues to experience the effects of an overall economic slowdown and an erosion of sales through the distribution channels of our U.S. operating segment for our mature software product line, as well the anticipation of new product releases by the Company's own, direct sales channels.

         While export sales by the U.S. operating unit during the quarter were up approximately 11%, from $299,600 during the first quarter of fiscal year 2002 to $331,841 during the most recent quarter, export sales to countries other than the U.K. remain depressed. Total Company export sales include the sales of our U.K. subsidiary but exclude transfers by the U.S. operating unit to our U.K. subsidiary. Such overall export sales rose by 24%, from $860,512 in the first quarter of fiscal year 2002 to $1,063,515 in the first quarter of the current fiscal year. Prior to fiscal year 2002, the Company's distributor in France, Restaurant Data Systems (RDS), accounted for 19%, 21% and 15% for the fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2002, RDS began local sourcing, in France, of the hardware components associated with sales of the Company's product lines. RDS accounted for 10% of Company net sales during fiscal year 2002. In addition, the Company believes that sales to RDS have been negatively impacted by delays in the introduction of the Company's next generation Windows point-of-sale product line. During the first quarter of fiscal year 2003, sales to RDS accounted for less than 2% of total Company net sales. Management believes that the release for general delivery of the next generation point-of-sale software, the Odyssey POS/2100, will positively impact export sales by the U.S. operating unit.

         Cost of sales during the first quarter of fiscal year 2003 was $797,150, or 46% of net sales, as compared to $726,571, or 47% of net sales, for the first quarter of the prior fiscal year. The cost of sales and gross margin percentages are a reflection of the continued emphasis, and reliance, on the direct sales activities of the Company through Comtrex U.K., the Atlanta and Michigan District Offices and in the Philadelphia metropolitan area. Gross margins on the Company's sales to its dealer and distributor channels are, in general, approximately one half of the gross margins realized on its direct sales activities.

         Administrative expenses decreased from $272,566 during the first quarter of fiscal year 2002, to $219,522 for the first quarter of fiscal year 2003, representing

18% and 13% of net sales, respectively. The Company has been aggressively reducing expenses in all areas of its operations, except product development and customer support, over the last twelve months. Sales, marketing and customer support expenses decreased from $598,407 during the period ended June 30, 2002, to $575,557, during the current fiscal year period, representing 39% and 34% of net sales, respectively. Substantially all of the operating activities of Comtrex U.K., like the Company's District Offices in Atlanta and Michigan, relate to the direct sale, installation and service of products to end-users.

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

         The Company continues to experience a gradual erosion in sales to customers in the sit-down dining segment of its customer base, coupled with a gradual decline in sales through its U.S. dealer network. The primary customer base for the Company's U.S. dealer network is the sit-down dining segment. Management believes that in order to effectively compete in this market segment, the Company must release for general delivery its next generation point-of-sale software, the Odyssey POS/2100. Currently, all development resources of the Company are focused on this effort. Initial beta installation of the point-of-sale software was accomplished in the most recent quarter.

         The Company has been engaged in the software design, development and documentation of an entirely new suite of in-store software, including both back office software and point-of-sale software, for approximately the last three fiscal years. Initial installations of the back office software were placed in service at customer locations, through the Company's district office channel, during the second quarter of fiscal year 2002. The initial implementation of the back office software component of this product suite was released for general sale during the third quarter of fiscal year 2002. This component of the new product suite was been designed to interact with the Company's current point-of-sale product line, as well as forming the basis for the next generation point-of-sale software. The primary market for this product combination is in the quick service market where the Company's current point-of-sale software remains competitive from a feature and functionality perspective.

         The point-of-sale component, the Odyssey POS/2100, of the new suite of software has an initial target in the sit-down dining market segment. This component of the Company's next generation software is scheduled for release for general delivery during the second quarter of the current fiscal year. In conjunction with the point-of-sale software, the back office software component, designed to interact with the new point-of-sale software, has been finalized and will also be released for general delivery in the second quarter of this fiscal year.

         The Company anticipates an increasing rate of decline in sales related to its current software product line once the next generation software is released. In conjunction with the release for general delivery, the Company will be securing new dealers, who will require training, as well as training its existing dealer and direct channel. The combination of declining sales of its existing software products coupled with initial sales of a new product, often through new distributors, and training requirements may reduce sales during the second and third quarters of the current fiscal year over the sales levels of the first quarter. While management believes that the release of the next generation product suite positions the Company for a return to long term growth and profitability, the ability of the Company to return to profitability during the current fiscal year will depend heavily on the acceptance, and reliability in the field, of its new product suite.

         As of August 9, 2002, the Company's backlog was approximately $487,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of August 10, 2001 was approximately $1,392,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.

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

4.1  *(b)         Specimen Common Stock Share Certificate

10.1 *(c)         1992 Non-Qualified Stock Option Plan of the Company

10.2 *(d)         1995 Employee Incentive Stock Option Plan of the Company

10.3 *(e)         1999 Stock Option Plan of the Company

10.4 *(f)         Amended and Restated Master Advance Note between the Company and Fleet National Bank, dated November 19, 2001

10.5 *(f)         Advice of Borrowing Terms between Comtrex Systems
                  Corporation LTD and National Westminster Bank, PLC, dated December 21, 2001

99.1 *(a)         Certification of the Chief Executive Officer pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.              19

99.2 *(a)         Certification of the Chief Financial Officer
                  (or equivalent thereof) pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                          20

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


         (b)      Reports on Form 8-K

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

         No other current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   COMTREX SYSTEMS CORPORATION
                                   (Registrant)


Date:   August 13, 2002            By:                            /s/
      -------------------              -----------------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:   August 13, 2002            By:                            /s/
      -------------------              -----------------------------------------
                                        Pamela M. Reci
                                        Chief Accounting Officer

                                  Exhibit Index



Exhibit                                                                     Page
-------                                                                     ----

99.1              Certification of the Chief Executive Officer pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.              19

99.2              Certification of the Chief Financial Officer
                  (or equivalent thereof) pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                          20