Form 10QSB
period 2002-09-30
COMTREX SYSTEMS CORP
filed 2002-11-14
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ____________________

Commission file number 0-13732



                           COMTREX SYSTEMS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                                22-2353604
--------------------------------                            -------------------
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


           Class                               Outstanding at November 13, 2002
           -----                               --------------------------------

Common Stock, par value $.003                            1,417,120


Transitional Small Business Disclosure Form (check one):

                         Yes             No     X
                              -------        -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements, Unaudited

                           Unaudited Consolidated Balance Sheets
                             at September 30, 2002 and March 31, 2002                   3

                           Unaudited Consolidated Statement of Operations
                             for the three months and six months ended
                             September 30, 2002 and 2001                                4

                           Unaudited Consolidated Statements of Cash Flows
                             for the six months ended September 30, 2002 and 2001       5

                           Notes to Unaudited Consolidated Financial Statements         6


Item 2.           Management's Discussion and Analysis or
                           Plan of Operation                                           12


Item 3.           Controls and Procedures                                              15


                                     PART II
                                OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders                  16

Item 6.           Exhibits and Reports on Form 8-K                                     16

Signatures                                                                             17

Exhibit Index                                                                          18

Exhibits                                                                               19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                                         (Unaudited)
                                                                      September 30, 2002        March 31, 2002
                                                                      ------------------        --------------
Current assets:
  Cash and cash equivalents                                             $    56,411               $   143,245
  Accounts receivable, net of reserve of
    $69,058 and $100,055 as of September 30, 2002
    and March 31, 2002, respectively                                      1,798,879                 2,529,557
  Note receivable                                                             1,655                     3,146
  Inventories                                                             1,517,274                 1,452,386
  Prepaid expenses and other                                                129,659                    98,293
                                                                        -----------               -----------
      Total current assets                                                3,503,878                 4,226,627
                                                                        -----------               -----------

Property and equipment:
  Land                                                                      156,244                   156,244
  Building                                                                  312,656                   312,656
  Machinery, equipment, furniture and leasehold                           2,128,439                 1,970,002
                                                                        -----------               -----------
                                                                          2,597,339                 2,438,902
  Less - accumulated depreciation                                        (1,675,637)               (1,596,268)
                                                                        -----------               -----------
      Net property and equipment                                            921,702                   842,634
                                                                        -----------               -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization of $395,045 as of both
    September 30, 2002 and March 31, 2002                                   869,444                   715,397
  Goodwill, net of amortization of $122,152 as of
    both September 30, 2002 and March 31, 2002                              489,761                   489,761
                                                                        -----------               -----------
      Total other assets                                                  1,359,205                 1,205,158
                                                                        -----------               -----------

        TOTAL ASSETS                                                    $ 5,784,785               $ 6,274,419
                                                                        ===========               ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Revolving line of credit loan                                         $   500,000               $   850,000
  Accounts payable                                                          468,822                   313,814
  Current portion of long term debt                                         129,925                    76,972
  Income and V.A.T. payable                                                 147,067                   114,791
  Accrued expenses                                                           87,661                   150,974
  Deferred revenue                                                          399,806                   778,067
  Customer deposits                                                           2,000                     2,000
                                                                        -----------               -----------
      Total current liabilities                                           1,735,281                 2,286,618
                                                                        -----------               -----------


Long term debt, net of current portion                                      418,927                   386,154
                                                                        -----------               -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                                           -                         -
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,417,120
    issued and outstanding as of
    September 30, 2002 and March 31, 2002, respectively                       4,252                     4,252
  Additional paid-in capital                                              5,999,654                 5,999,654
  Foreign currency translation adjustment                                    28,547                   (14,333)
  Accumulated deficit                                                    (2,401,876)               (2,387,926)
                                                                        -----------               -----------
      Total shareholders' equity                                          3,630,577                 3,601,647
                                                                        -----------               -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 5,784,785               $ 6,274,419
                                                                        ===========               ===========


   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)


                                             Three months ended                    Six months ended
                                                September 30,                        September 30,
                                          2002                2001              2002               2001
                                      ------------------------------        ------------------------------

Net sales                             $ 1,436,184        $ 1,889,584        $ 3,153,835        $ 3,424,506

Costs and expenses
  Cost of sales                           628,739            922,634          1,425,889          1,649,205
  Administrative                          164,729            240,408            384,281            512,974
  Research and development                 14,897             22,008             42,885             45,639
  Sales and marketing                     226,591            211,108            423,030            444,006
  Customer support                        369,551            371,822            748,669            737,331
  Depreciation and amortization            45,400             57,084             77,376            114,536
                                      -----------        -----------        -----------        -----------

                                        1,449,907          1,825,064          3,102,130          3,503,691
                                      -----------        -----------        -----------        -----------

Income (loss) from operations             (13,723)            64,520             51,705            (79,185)

Interest income (expense), net             (9,744)           (24,382)           (25,779)           (46,576)
                                      -----------        -----------        -----------        -----------

Income (loss)
  before income taxes                     (23,467)            40,138             25,926           (125,761)

Provision for income taxes                 10,256             22,816             39,876             33,620
                                      -----------        -----------        -----------        -----------

Net income (loss)                     $   (33,723)       $    17,322        $   (13,950)       $  (159,381)
                                      ===========        ===========        ===========        ===========

Basic earnings per share:
  Net income (loss)                   $      (.02)       $       .01        $      (.01)       $      (.11)
                                      ===========        ===========        ===========        ===========

Diluted earnings per share:
  Net income (loss)                   $      (.02)       $       .01        $      (.01)       $      (.11)
                                      ===========        ===========        ===========        ===========

















   The accompanying notes are an integral part of these financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)


                                                                  Six months ended
                                                                    September 30,
                                                               2002              2001
                                                           -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (13,950)          $(159,381)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                           77,376             114,536
      Deferred income taxes                                        -              (7,653)
         Provisions for losses on accounts
        receivable                                           (30,997)             (2,068)
      Provisions for losses on inventories                   (59,420)              5,000
      Foreign currency translation adjustment                 19,970              (4,076)
    (Increase) decrease in -
      Accounts receivable                                    881,392             353,763
      Inventories                                             20,468             127,407
      Prepaid expenses and other                             (26,748)            (10,156)
    Increase (decrease) in -
      Accounts payable                                       120,182            (375,807)
      Accrued expenses                                       (65,877)               (608)
      Income and V.A.T. taxes payable                         21,973              54,679
         Customer deposits                                         -              31,864
      Deferred revenue                                      (437,135)           (294,004)
                                                           ---------           ---------

        Net cash provided by (used in)
          operating activities                               507,234            (166,504)
                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment                       (169,897)            (54,368)
  Purchases of software and capitalized
    software and design                                     (154,048)           (163,400)
                                                           ---------           ---------

        Net cash provided by (used in)
          investing activities                              (323,945)           (217,768)
                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net                      (350,000)            352,817
  Increase in (payments on) debt                              79,877             (10,522)
  Proceeds from issuing equity securities                          -               1,180
                                                           ---------           ---------

        Net cash provided by (used in)
          financing activities                              (270,123)            343,475
                                                           ---------           ---------

        Net increase (decrease) in cash                      (86,834)            (40,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               143,245             164,866
                                                           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  56,411           $ 124,069
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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                             September 30,       March 31,
                                                 2002              2002
                                            -----------        -----------
Raw materials                               $   661,740        $   601,850
Work-in-process                                   7,504              1,033
Finished goods                                  917,808            980,700
Reserve for excess and obsolete inventory       (71,778)          (131,197)
                                            -----------        -----------

                                            $ 1,515,274        $ 1,452,386
                                            ===========        ===========

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,600,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,000,000, which have been offset by a valuation allowance of equal amount. During the quarter ended September 30, 2002, the valuation account was not affected.

         The components of the provision for income taxes for the six months ended September 30, 2002 consist of current expense (foreign) of $37,504, and current expense (U.S.) of $2,372, respectively.


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

         A reconciliation of the basic and diluted EPS for the three and six months ended September 30, 2002 and 2001 is as follows:


                                                                     Three months ended
                                                                     September 30, 2002
                                                                     ------------------

                                                        Income(Loss)      Shares        Per Share
                                                        ------------      ------        ---------

Net income(loss)                                        ($33,723)
Basic EPS:
  Income (loss) available to common shareholders         (33,723)       1,417,120        ($0.02)
Effect of dilutive securities, options and
  warrants                                                                  -
Diluted EPS:
  Income(loss) available to common shareholders         ($33,723)       1,417,120        ($0.02)

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                     Six months ended
                                                                    September 30, 2002
                                                                    ------------------

                                                        Income(Loss)      Shares        Per Share
                                                        ------------      ------        ---------
Net income(loss)                                        ($13,950)
Basic EPS:
  Income (loss) available to common shareholders         (13,950)       1,417,120        ($0.01)
Effect of dilutive securities, options and
  warrants                                                                  -
Diluted EPS:
  Income(loss) available to common shareholders         ($13,950)       1,417,120        ($0.01)

                                                                     Three months ended
                                                                     September 30, 2001
                                                                     ------------------

                                                        Income(Loss)      Shares        Per Share
                                                        ------------      ------        ---------
Net income(loss)                                         $17,322
Basic EPS:
  Income (loss) available to common shareholders          17,322        1,417,120         $0.01
Effect of dilutive securities, options and
  warrants                                                                  1,078
Diluted EPS:
  Income(loss) available to common shareholders          $17,322        1,418,198         $0.01

                                                                     Six months ended
                                                                    September 30, 2001
                                                                    ------------------

                                                        Income(Loss)      Shares        Per Share
                                                        ------------      ------        ---------
Net income(loss)                                       ($159,381)
Basic EPS:
  Income (loss) available to common shareholders        (159,381)       1,416,898        ($0.11)
Effect of dilutive securities, options - Diluted EPS:
  Income(loss) available to common shareholders        ($159,381)       1,416,898        ($0.11)

         There is no dilutive effect from stock options or warrants because there was a net loss for the six months ended September 30, 2001.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


5.       SEGMENT INFORMATION (CONTINUED):

                                               Three months ended                  Six Months Ended
                                                  September 30,                      September 30,
                                             2002              2001             2002               2001
                                        -----------------------------       -----------------------------

Net sales:
    United States, domestic             $   626,778       $   696,851       $ 1,280,914       $ 1,371,261
    United States, export                   189,474           598,331           521,315           897,931
    United Kingdom                          767,402           819,773         1,756,667         1,565,846
    Transfers between segments             (147,470)         (225,371)         (405,061)         (410,532)
                                        -----------       -----------       -----------       -----------

      Net sales                         $ 1,436,184       $ 1,889,584       $ 3,153,835       $ 3,424,506
                                        ===========       ===========       ===========       ===========

                                                Three months ended                  Six Months Ended
                                                  September 30,                      September 30,
                                            2002              2001             2002               2001

Income (loss) before income taxes:
    United States                        $  (43,427)      $    18,433       $  (107,482)         (159,230)
    United Kingdom                           56,365            55,485           188,655           109,561
    Corporate                               (36,405)          (33,780)          (55,247)          (76,092)
                                        -----------       -----------       -----------       -----------

      Income before
        income taxes                     $  (23,467)      $    40,138       $    25,926       $  (125,761)
                                        ===========       ===========       ===========       ===========


Depreciation and amortization:
    United States                        $   21,410       $    37,303       $    40,742       $    74,444
    United Kingdom                           22,390            12,681            33,434            25,892
    Corporate                                 1,600             7,100             3,200            14,200
                                        -----------       -----------       -----------       -----------

                                         $   45,400       $    57,084       $    77,376       $   114,536
                                        ===========       ===========       ===========       ===========


                                                   September 30, 2002                      March 31, 2002
                                                   ------------------                      --------------
Identifiable assets:
  United States                                           $ 4,076,436                         $ 4,516,551
  United Kingdom                                            2,122,817                           2,285,735
  Corporate                                                   340,998                             340,998
  Eliminations                                               (755,466)                           (868,865)
                                                          -----------                         -----------

    Total assets                                          $ 5,784,785                         $ 6,274,419
                                                          ===========                         ===========


Long lived assets:
  United States                                           $   191,101                         $   228,803
  United Kingdom                                              730,601                             613,831
                                                          -----------                         -----------

                                                          $   921,702                         $   842,634
                                                          ===========                         ===========

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


6.       COMPREHENSIVE INCOME:

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) is $(30,666) and $8,166 for the quarters ended September 30, 2002 and 2001, respectively, and $28,930 and $(163,457) for the six months ended September 30, 2002 and 2001, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.

7.       BANK LOAN, LINE OF CREDIT:

         At September 30, 2002, the Company was advanced $500,000 against a line of credit facility with Fleet National Bank (the "Bank"). The loan bears interest at the Bank's prime rate (4.75 percent at September 30, 2002) and is collateralized by substantially all domestic assets of the Company.

         In October of 2002, the Company entered into a credit facility with the Bank, replacing the existing facility originally scheduled to expire on September 30, 2002 and subsequently extended through October of 2002. The new credit facility provides the Company with the availability of a total amount of $1,250,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2003. Outstanding borrowings bear interest at either the Bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $1,500,000. All other terms and conditions remained essentially the same.

         The current credit facility, as did the previous facility, also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of September 30, 2002, the Company was unable to meet the debt service covenant, which requires cash flows from operating activities to be equal to, or greater than, 125 percent of the Company's debt service, including interest and taxes. The Company is therefore in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default. Based on its negotiations with the Bank, management believes that the credit facility will continue to be available to the Company. However, the continued availability through the term of the facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         At September 30, 2002, the Company's UK subsidiary had no utilization against a line of credit facility of approximately $216,000. The loan bears interest at the bank's base rate (4.00 percent at September 30, 2002) plus two percent and is collateralized by substantially all assets of the subsidiary.

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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------


8.       GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED):

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

         Aside from goodwill, the Company has no intangible assets with an indefinite useful life. During the quarter ended June 30, 2002, the first interim quarter after adoption of SFAS 142, the Company reassessed the useful lives of its intangible assets, principally capitalized software and development expenses. The Company believes the useful life of such assets is not currently impaired. The Company's policy is to amortize capitalized software and development expenses on a product-by-product basis using the faster of the straight-line method, over the estimated useful life of the software, or based upon units of sale. Amortization begins when the software is available for general release to customers. The weighted-average amortization period is expected to be five years. During the quarter and six month period ended September 30, 2002, the Company developed $67,079 and $154,048, respectively, of capitalized software. No residual value is expected after amortization. No amortization expense was incurred during either the quarter or six month period ending September 30, 2002. The aggregate amortization expense for the current fiscal year and for fiscal years 2004, 2005, 2006 and 2007 is estimated to be $87,000, $174,000, 174,000, 174,000 and $87,000, respectively.

         The Company had $489,761 of goodwill on its balance sheet as of March 31, 2002 and as of September 30, 2002. Amortization of goodwill was $7,671, $15,342 and $30,684 for the quarter ended September 30, 2001, the six month period ended September 30, 2001 and the fiscal year ended March 31, 2002, respectively. The components of goodwill on the Company's balance sheet are: a) $340,998 related to the acquisition of the Company's U.K. subsidiary; and b) $148,763 related to the Company's domestic subsidiary, Comtrex Michigan. Based on management's evaluation of a variety of factors and considerations, the Company does not believe the goodwill related to the Company's U.K. subsidiary is currently impaired. Based on management's evaluation, the Company does not believe the goodwill related to Comtrex Michigan is currently impaired. The Company intends to continue to evaluate the carrying value of both components of goodwill on its balance sheet during the course of each fiscal year, rather than as a single event on an annual basis.

         The following table provides a reconciliation of the reported net income and net income that would have been reported, exclusive of the amortization of goodwill recognized, during the reporting periods presented herein:

                                                Three months ended                 Six Months Ended
                                                   September 30,                      September 30,
                                              2002              2001              2002             2001
                                           --------------------------          --------------------------

Reported net income (loss)                 ($33,723)          $17,322          ($13,950)        ($159,381)
Add back: goodwill amortization                   -             7,671                 -            15,342
Adjusted net income (loss)                 ($33,723)          $24,993          ($13,950)        ($144,039)
                                           ========           =======          ========         =========

Basic (and diluted) earnings
  per share:

Reported net income (loss)                 ($   .02)          $   .01          ($   .01)        ($    .11)
Goodwill amortization                             -               .01                 -               .01
Adjusted net income (loss)                 ($   .02)          $   .02          ($   .01)        ($    .10)
                                           ========           =======          ========         =========

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

Liquidity and Capital Resources

         As of September 30, 2002, the Company had total current assets of $3,503,878, including cash and cash equivalents of $56,411, as compared to $4,226,627 of total current assets and $143,245 of cash and cash equivalents as of March 31, 2002. The Company had current liabilities of $1,735,281, resulting in a current ratio of 2.0 as of September 30, 2002, compared to $2,286,618 and 1.8, respectively, as of March 31, 2002.

         Cash and cash equivalents decreased by $86,834 during the first six months of fiscal year 2003. Operating activities generated $507,234 of cash, as compared with cash consumption of $166,504 for the corresponding prior year period. Investing activities consumed $323,945 during the first half of fiscal year 2003 and $270,123 was consumed by financing activities. This compares with a consumption of $217,768 by investing activities and $343,475 provided by financing activities in the corresponding six month period of the prior fiscal year.

         The Company reported a net loss of $33,723 for the three month period ended September 30, 2002, resulting in a net loss for the six month period of $13,950. The Company has net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange as of the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2003 and the exchange rate as of March 31, 2002, differences between accounts on the consolidated balance sheets as of September 30, 2002 and March 31, 2002 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $881,392 was the overwhelming contributor to positive cash flow during the six month period ended September 30, 2002. An increase in accounts payable of $120,182, depreciation and amortization expense of $77,376 and a decrease in inventories of $20,468 also provided positive contributions to cash flow for the period. The quarterly depreciation and amortization contribution is expected to continue throughout the current fiscal year at the same approximate quarterly amount. As covered in detail in Note 8 to the Consolidated Financial Statements, implementation of Statement of Financial Accounting Standards No. 142, effective with the beginning of the current fiscal year, resulted in the elimination of amortization of goodwill for the current, and future, fiscal years.

         The positive cash flows were offset by a decrease in prepaid expenses of $65,877 and by the substantial decrease in deferred revenues of $437,135. Both of these amounts are largely a result of timing, and not necessarily indicative of trends for the balance of the fiscal year.

         The decrease in accounts receivable is a result of continued aggressive collection efforts, while the increase in accounts payable is largely a result of timing. A significant negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its District Offices in Atlanta and Michigan, which are billed on an annual basis. The decrease of $437,135 is the result of two quarters' recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings.

         Investing activities consumed $323,945 of cash during the six month period ended September 30, 2002, through a combination of $169,897 of purchased property and equipment and $154,048 of capitalized software and design. Substantially all of the increase in purchased property and equipment relate to the Company's U.K. subsidiary. During the quarter ended June 30, 2002, the Company's U.K. subsidiary invested approximately $100,000 in hardware and $50,000 in software in an upgrade of its information technology infrastructure. This investment will be amortized on a straight-line basis over a three year period. The capitalized software and design relate to continued development of the Company's next generation point-of-sale product, the Odyssey POS/2100. This product is now released for delivery and capitalization of work on this project ceased as of October 1, 2002. The software will be amortized over the faster of a straight-line basis over a five year period or the estimated yearly units of sale. Amortization began with the third quarter of the fiscal year, also October 1, 2002. Financing activities consumed a net of $270,123, through a combination of payments of $350,000 under the Company's line of credit with Fleet National Bank and net long term borrowings, as of September 30, 2002, of the Company's U.K. subsidiary of $79,877 in conjunction with its acquisition of the aforementioned property and equipment.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the six month period ended September 30, 2002, these adjustments had the effect of a cash provision of $19,970 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of changes in the exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity increased from a negative impact of $14,333 as of March 31, 2002, to a positive impact of $28,547 as of September 30, 2002.

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

         In October of 2002, the Company entered into a credit facility with Fleet National Bank (the "Bank"), replacing an existing facility originally scheduled to expire on September 30, 2002 and subsequently extended through October of 2002. The new credit facility provides the Company with the availability of a total amount of $1,250,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2003. Outstanding borrowings bear interest at either the Bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $1,500,000. All other terms and conditions remained essentially the same. The current credit facility, as did the previous facility, also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis.

         As of September 30, 2002, the Company was unable to meet the debt service covenant, which requires cash flows from operating activities to be equal to, or greater than, 125 percent of the Company's debt service, including interest and taxes, on a trailing four quarter basis. The Company is therefore in technical default on the loan and the entire amount of the outstanding loan is immediately callable as a consequence of such technical default. Based on its negotiations with the Bank, management believes that the credit facility will continue to be available to the Company. However, the continued availability through the term of the facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         The Company believes that its cash balance, together with its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the remainder of fiscal year 2003. As of September 30, 2002, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first six months of fiscal year 2003 decreased by 8%, to $3,153,835, as compared with corresponding sales of $3,424,506 during the first six months of fiscal year 2002. For the comparable quarters ended September 30, sales decreased by 24%, to $1,436,184 from $1,889,584 for fiscal year 2003 and fiscal year 2002, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters.

         The Company reported a net loss of $13,950 for the current six month period, or $.01 per share, as compared with a loss of $159,381, or $.11 per share, for the comparable prior year period. During the quarter ended September 30, 2002 the Company reported a net loss of $33,723, or $.02 per share, as compared with net income of $17,322, or $.01 per share, for the second quarter of the prior fiscal year.

         Export sales by the U.S. operating unit during the quarter were down substantially both during the most recent quarter and for the first six month period. For the quarter, export sales fell by 68%, from $598,331 during the second quarter of fiscal year 2002 to $189,474 during the most recent quarter. For the six month period, export sales fell by 42%, from $897,931 to $521,315 for fiscal years 2002 and 2003, respectively. Prior to fiscal year 2002, the Company's distributor in France, Restaurant Data Systems (RDS), accounted for 19%, 21% and 15% for the fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2002, RDS began local sourcing, in France, of the hardware components associated with sales of the Company's product lines. RDS accounted for 10% of Company net sales during fiscal year 2002. During the first six months of fiscal year 2003, sales to RDS accounted for less than 2% of total Company net sales. Management believes that the release for general delivery of the next generation point-of-sale software, the Odyssey POS/2100, will positively impact export sales by the U.S. operating unit, however, such impact will most likely not occur during fiscal year 2003.

         Administrative expenses decreased from $512,974 to $384,281 during the first six month period of fiscal year 2003 when compared to the same period of fiscal year 2002, representing a decrease from 15% to 12% of net sales in the comparative periods. Total sales, marketing and customer support expenses remained essentially constant, comparing the $1,181,337 reported for the six month period ended September 30, 2001, to the $1,171,694, reported for the current fiscal year period, representing 35% and 37% of net sales, respectively. Sales and marketing expenses for the second quarter of fiscal year 2003, however, rose by 15% over such expenses during the first quarter of the fiscal year, or approximately $30,000, as the Company conducted several training schools and participated in half a dozen trade shows in conjunction with the release of the Odyssey POS/2100 software.

         Cost of sales during the second quarter and first six month period of fiscal year 2003 were 44% and 45% of net sales, respectively, as compared to 49% and 48% of net sales, respectively, for the comparable quarter and six month period of the prior fiscal year. Despite the slight decrease in cost of sales, the Company continues to experience pricing pressures and the consequent pressure on its gross margins as a result of an overall economic slowdown and the competitive market.

         Over the past several years, the Company has experienced a gradual erosion in sales to customers in the sit-down dining segment of its customer base, coupled with a gradual decline in sales through its U.S. dealer network. The primary customer base for the Company's U.S. dealer network is the sit-down dining segment. The Company has been engaged in the software design, development and documentation of an entirely new suite of in-store software, including both back office software and point-of-sale software, for approximately the last three fiscal years.

         The initial implementation of the back office software component of this product suite was released for general sale during the third quarter of fiscal year 2002. The point-of-sale component, the Odyssey POS/2100, of the new suite of software has an initial target in the sit-down dining market segment. This component of the Company's next generation software was successfully released for general delivery during the quarter ended September 30, 2002.

         Management believes that in order to effectively compete in both the sit-down dining and quick service market segments, the Company must focus all of its development, marketing and support activities during the balance of this fiscal year on continued product enhancement and follow up documentation, training and promotional efforts relating to this next generation software suite. Management further believes that the significant reduction in sales experienced during the most recent quarter was due to an accelerated decline in sales of its existing hardware and software products as intensive training and marketing activities commenced on the new product line.

         The Company had previously reported its anticipation of an increasing rate of decline in sales related to its current software product line once the next generation software was released. In conjunction with the release for general delivery, the Company began the process of actively promoting its new product offering both to potential end-users and new dealers, as well as training its existing dealer and direct channels. The combination of declining sales of its existing software products coupled with initial sales of a new product, often through new distributors, and training requirements combined to reduce sales during the second quarter of the current fiscal year over the sales levels of the first quarter. While management believes that the release of the next generation product suite positions the Company for a return to long term growth and profitability, the ability of the Company to return to profitability during the current fiscal year will depend heavily on the acceptance, and reliability in the field, of this new product suite. The results of the Company's promotional activities, as well as the initial installations of the product, have to-date have been very positive, although there are less than twenty installations currently operational with the new point-of-sale software.

         As of November 7, 2002, the Company's backlog was approximately $580,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of November 13, 2001 was approximately $708,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


Item 3.  Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's Chief Executive Officer (who also effectively serves as the Chief Financial Officer)and Chief Accounting Officer concluded that the effectiveness of such controls and procedures was adequate in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were also no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 15, 2002. A quorum was present and the following sets forth a brief description of the sole matter voted upon at the Annual Meeting and the results of the voting on such matter.

         The management of the Company nominated a slate of five persons to serve on the Board of Directors until the next Annual Meeting or until their respective successors are duly elected and shall qualify. No other nominations were made. The nominees received the following votes:

         Nominee                     Votes For          Votes Against(Abstain)
         -------                     ---------          ----------------------

         Nathan I. Lipson             981,183                  4,447
         Jeffrey C. Rice              981,183                  4,447
         Steven D. Roberts            981,183                  4,447
         Alan G. Schwartz             981,183                  4,447
         Howard E. Sachs              981,183                  4,447

         The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument                                     Page No.
-----------       -------------------------                                     --------
4.1  *(b)         Specimen Common Stock Share Certificate
10.1 *(c)         1992 Non-Qualified Stock Option Plan of the Company
10.2 *(d)         1995 Employee Incentive Stock Option Plan of the Company
10.3 *(e)         1999 Stock Option Plan of the Company
10.4 *(f)         Amended and Restated Master Advance Note between the Company and Fleet National Bank, dated November 19, 2001
10.5 *(f)         Advice of Borrowing Terms between Comtrex Systems
                  Corporation LTD and National Westminster Bank, PLC,
                  dated December 21, 2001
99.1 *(a)         Certification of the Chief Executive Officer                       19
99.2 *(a)         Certification of the Chief Financial Officer
                  (or equivalent thereof)                                            20

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

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2002, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                COMTREX SYSTEMS CORPORATION
                                                      (Registrant)



Date: November 13, 2002                         By: /s/   Jeffrey C. Rice
                                                    --------------------------
                                                    Jeffrey C. Rice
                                                    Chief Executive Officer



Date: November 13, 2002                         By: /s/   Pamela M. Reci
                                                    --------------------------
                                                    Pamela M. Reci
                                                     Chief Accounting Officer

                                  Exhibit Index
                                  -------------



Exhibit                                                                Page
-------                                                                ----

99.1              Certification of the Chief Executive Officer          19

99.2              Certification of the Chief Accounting Officer         20