Form 10QSB
period 2002-12-31
COMTREX SYSTEMS CORP
filed 2003-01-31
CIK 769525

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                      -------------    -----------------

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


                 102 Executive Drive, Moorestown, NJ 08057-4246
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (856) 778-0090
                          ---------------------------
                          (Issuer's telephone number)


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


                  Class                    Outstanding at January 31, 2003
                  -----                    -------------------------------
Common Stock, par value $.003                       1,417,120


Transitional Small Business Disclosure Form (check one):

                        Yes                       No     X
                             -------                  -------

                           COMTREX SYSTEMS CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.        Financial Statements, Unaudited

                     Unaudited Consolidated Balance Sheets
                       at December 31, 2002 and March 31, 2002                3

                     Unaudited Consolidated Statement of Operations
                       for the three months and nine months ended
                       December 31, 2002 and 2001                             4

                     Unaudited Consolidated Statements of Cash Flows
                       for the nine months ended December 31, 2002 and 2001   5

                     Notes to Unaudited Consolidated Financial Statements     6


Item 2.        Management's Discussion and Analysis or
                        Plan of Operation                                    13


Item 3.        Controls and Procedures                                       17


                                  PART II
                             OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds                     18

Item 6.        Exhibits and Reports on Form 8-K                              19

Signatures                                                                   20

Exhibit Index                                                                21

Exhibits                                                                     22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                              (Unaudited)
                                                              December 31,    March 31,
                                                                  2002          2002
                                                             -----------    -----------
Current assets:
  Cash and cash equivalents                                  $   102,330    $   143,245
  Accounts receivable, net of reserve of
    $71,460 and $100,055 as of December 31, 2002
    and March 31, 2002, respectively                           1,972,208      2,529,557
  Note receivable                                                   --            3,146
  Inventories                                                  1,425,789      1,452,386
  Prepaid expenses and other                                     137,379         98,293
                                                             -----------    -----------
      Total current assets                                     3,637,706      4,226,627
                                                             -----------    -----------

Property and equipment:
  Land                                                           156,244        156,244
  Building                                                       312,656        312,656
  Machinery, equipment, furniture and leasehold                2,142,678      1,970,002
                                                             -----------    -----------
                                                               2,611,578      2,438,902
  Less - accumulated depreciation                             (1,725,382)    (1,596,268)
                                                             -----------    -----------
      Net property and equipment                                 886,196        842,634
                                                             -----------    -----------

Other assets:
  Purchased and capitalized software and design,
    net of amortization of $395,045 as of both
    December 31, 2002 and March 31, 2002                         948,598        715,397
  Goodwill, net of amortization of $122,152 as of
    both December 31, 2002 and March 31, 2002                    489,761        489,761
                                                             -----------    -----------
      Total other assets                                       1,438,359      1,205,158
                                                             -----------    -----------


        TOTAL ASSETS                                         $ 5,962,261    $ 6,274,419
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Revolving line of credit loan                              $   573,876    $   850,000
  Accounts payable                                               529,522        313,814
  Current portion of long term debt                              133,132         76,972
  Income and V.A.T. payable                                      167,751        114,791
  Accrued expenses                                               129,513        150,974
  Deferred revenue                                               243,844        778,067
  Customer deposits                                                2,000          2,000
                                                             -----------    -----------
      Total current liabilities                                1,779,638      2,286,618
                                                             -----------    -----------


Long term debt, net of current portion                           487,825        386,154
                                                             -----------    -----------

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none outstanding                             --             --
  Common stock, $.003 par value, 10,000,000
    shares authorized, 1,417,120 and 1,417,120
    issued and outstanding as of
    December 31, 2002 and March 31, 2002, respectively             4,252          4,252
  Additional paid-in capital                                   5,999,654      5,999,654
  Foreign currency translation adjustment                         41,872    (    14,333)
  Accumulated deficit                                        ( 2,350,980)   ( 2,387,926)
                                                             -----------    -----------
      Total shareholders' equity                               3,694,798      3,601,647
                                                             -----------    -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 5,962,261    $ 6,274,419
                                                             ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (These statements are unaudited.)


                                      Three months ended           Nine months ended
                                         December 31,                December 31,
                                  --------------------------    --------------------------
                                      2002          2001           2002         2001
                                  -----------    -----------    -----------    -----------

Net sales                         $ 1,821,846    $ 1,620,232    $ 4,975,681    $ 5,044,738

Costs and expenses
  Cost of sales                       820,672        762,335      2,246,561      2,411,540
  Administrative                      220,870        209,651        605,151        722,625
  Research and development             19,964         15,733         62,849         61,372
  Sales and marketing                 216,588        190,236        639,618        634,242
  Customer support                    402,751        346,858      1,151,420      1,084,189
  Depreciation and amortization        43,766         62,552        121,142        177,088
                                  -----------    -----------    -----------    -----------

                                    1,724,611      1,587,365      4,826,741      5,091,056
                                  -----------    -----------    -----------    -----------

Income (loss) from operations          97,235         32,867        148,940        (46,318)

Interest expense, net                 (14,099)       (23,781)       (39,878)       (70,357)
                                  -----------    -----------    -----------    -----------

Income (loss)
  before income taxes                  83,136          9,086        109,062       (116,675)

Provision for income taxes             32,240         13,870         72,116         47,490
                                  -----------    -----------    -----------    -----------

Net income (loss)                 $    50,896    $    (4,784)   $    36,946    $  (164,165)
                                  ===========    ===========    ===========    ===========

Basic earnings per share:
  Net income (loss)               $       .04    $       .00    $       .03    $      (.12)
                                  ===========    ===========    ===========    ===========

Diluted earnings per share:
  Net income (loss)               $       .04    $       .00    $       .03    $      (.12)
                                  ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (These statements are unaudited.)


                                                     Nine months ended
                                                        December 31,
                                                    2002         2001
                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $  36,946    $(164,165)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities -
      Depreciation and amortization                121,142      177,088
      Deferred income taxes                           --         32,560
         Provisions for losses on accounts
        receivable                                 (28,595)         146
      Provisions for losses on inventories         (59,318)         964
      Foreign currency translation adjustment       41,026        4,772
    (Increase) decrease in -
      Accounts receivable                          744,548      513,309
      Inventories                                  120,377      188,944
      Prepaid expenses and other                   (31,797)       8,053
    Increase (decrease) in -
      Accounts payable                             169,570     (482,460)
      Accrued expenses                             (24,660)     (37,085)
      Income and V.A.T. taxes payable               39,311       78,784
         Customer deposits                            --          4,734
      Deferred revenue                            (612,219)    (269,715)
                                                 ---------    ---------

        Net cash provided by (used in)
          operating activities                     516,331       55,929
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (purchases) of property and equipment:
  Purchases of property and equipment             (185,802)     (97,190)
  Purchases of software and capitalized
    software and design                           (237,112)    (244,786)
                                                 ---------    ---------

        Net cash provided by (used in)
          investing activities                    (422,914)    (341,976)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit, net            (276,124)     323,880
  Increase in (payments on) debt                   141,792     (117,335)
  Proceeds from issuing equity securities             --          1,180
                                                 ---------    ---------

        Net cash provided by (used in)
          financing activities                    (134,332)     207,725
                                                 ---------    ---------

        Net increase (decrease) in cash            (40,915)     (78,322)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     143,245      164,866
                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 102,330    $  86,544
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

         Basis of presentation:

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed with the SEC.

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

         Goodwill:

         Implementation of Statement of Financial Accounting Standards No. 142, effective with the beginning of the current fiscal year, resulted in the elimination of amortization of goodwill for the current, and future, fiscal years. See Note 9.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

2.       INVENTORIES:

         Inventories include the cost of materials, labor and overhead and are valued at the lower of cost (first-in, first-out) or market as follows:

                                                                 December 31,       March 31,
                                                                    2002              2002
                                                                -------------      -----------
Raw materials                                                   $   612,545        $   601,850
Work-in-process                                                       5,730              1,033
Finished goods                                                      879,393            980,700
Reserve for excess and obsolete inventory                           (71,879)          (131,197)
                                                                -----------        -----------
                                                                $ 1,425,789        $ 1,452,386
                                                                ===========        ===========

3.       INCOME TAXES:

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,600,000, which begin to expire in 2004. Such loss carryforwards result in deferred tax assets of approximately $1,000,000, which have been offset by a valuation allowance of equal amount. During the quarter ended December 31, 2002, the valuation account was not affected.

         The components of the provision for income taxes for the nine months ended December 31, 2002 consist of current expense (foreign) of $69,744, and current expense (U.S.) of $2,372, respectively.


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

         A reconciliation of the basic and diluted EPS for the three and nine months ended December 31, 2002 and 2001 is as follows:

                                                         Three months ended
                                                          December 31, 2002
                                                 -----------------------------------
                                                   Income       Shares     Per Share
                                                 ---------    ---------    ---------
Net income                                       $  50,896
Basic EPS:
  Income available to common shareholders           50,896    1,417,120     $  0.04
Effect of dilutive securities, options and
  warrants                                                            -
Diluted EPS:
  Income available to common shareholders        $  50,896    1,417,120     $  0.04


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

4.       EARNINGS PER SHARE DISCLOSURE: (CONTINUED)

                                                                                         Nine months ended
                                                                                         December 31, 2002
                                                                       -------------------------------------------------
                                                                          Income            Shares             Per Share
                                                                       ----------         ---------            ---------
Net income                                                             $  36,946
Basic EPS:
  Income available to common shareholders                                 36,946          1,417,120              $  0.03
Effect of dilutive securities, options and
  warrants                                                                                        9
Diluted EPS:
  Income available to common shareholders                              $  36,946          1,417,129              $  0.03

                                                                                         Three months ended
                                                                                          December 31, 2001
                                                                      ---------------------------------------------------
                                                                      Income(Loss)          Shares             Per Share
                                                                      ------------        ---------            ---------
Net income(loss)                                                      ($   4,784)
Basic EPS:
  Income (loss) available to common shareholders                      (    4,784)          1,417,120             $  0.00
Effect of dilutive securities, options and
  warrants
Diluted EPS:
  Income(loss) available to common shareholders                       ($   4,784)          1,417,120             $  0.00

         There is no dilutive effect from stock options or warrants because there was a net loss for the three months ended December 31, 2001.

                                                                                         Nine months ended
                                                                                         December 31, 2001
                                                                      --------------------------------------------------
                                                                      Income(Loss)          Shares             Per Share
                                                                      ------------        ---------            ---------
Net income(loss)                                                      ($ 164,165)
Basic EPS:
  Income (loss) available to common shareholders                      (  164,165)         1,416,972             ($  0.12)
Effect of dilutive securities, options - Diluted EPS:
  Income (loss) available to common shareholders                      ($ 164,165)         1,416,972             ($  0.12)

         There is no dilutive effect from stock options or warrants because there was a net loss for the nine months ended December 31, 2001.


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

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

5.       SEGMENT INFORMATION: (CONTINUED)

                                           Three months ended           Nine Months Ended
                                              December 31,                 December 31,
                                           2002           2001          2002          2001
                                       -------------------------    -------------------------
Net sales:
    United States, domestic             $   655,377   $   587,565    $ 1,936,291  $ 1,998,198
    United States, export                   277,445       325,021        798,760    1,183,580
    United Kingdom                        1,081,989       745,374      2,838,656    2,311,220
    Transfers between segments         (    192,965) (     37,728)  (    598,026) (   448,260)
                                        -----------   -----------    -----------   ----------

      Net sales                         $ 1,821,846   $ 1,620,232    $ 4,975,681  $ 5,044,738
                                        ===========   ===========    ===========  ===========

                                           Three months ended           Nine Months Ended
                                              December 31,                 December 31,
                                           2002           2001          2002          2001
                                       --------------------------   -------------------------
Income (loss) before income taxes:
    United States                      ($    90,086) ($    87,656)  ($   197,568) (   246,886)
    United Kingdom                          158,189        61,494        346,844      171,055
    Corporate                                15,033        35,248   (     40,214) (    40,844)
                                        -----------   -----------    -----------   ----------

      Income (loss) before
        income taxes                    $    83,136   $     9,086    $   109,062  ($  116,675)
                                        ===========   ===========    ===========   ==========


Depreciation and amortization:
    United States                       $    23,648   $    38,365    $    64,390   $  112,809
    United Kingdom                           23,382        17,087         56,816       42,979
    Corporate                          (      3,264)        7,100   (         64)      21,300
                                        -----------   -----------    -----------   ----------

                                        $    43,766   $    62,552    $   121,142   $  177,088
                                        ===========   ===========    ===========   ==========

                                            December 31, 2002         March 31, 2002
                                            -----------------         --------------
Identifiable assets:
  United States                               $ 4,180,914               $ 4,516,551
  United Kingdom                                2,158,699                 2,285,735
  Corporate                                       340,998                   340,998
  Eliminations                               (    718,350)             (    868,865)
                                              -----------               -----------

    Total assets                              $ 5,962,261               $ 6,274,419
                                              ===========               ===========


Long lived assets:
  United States                               $   175,243               $   228,803
  United Kingdom                                  710,953                   613,831
                                              -----------               ------------

                                              $   886,196               $   842,634
                                              ===========               ===========


                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

6.       COMPREHENSIVE INCOME:

         In the fiscal year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income (loss) is $64,221 and $808 for the quarters ended December 31, 2002 and 2001, respectively, and $93,151 and ($162,649) for the nine months ended December 31, 2002 and 2001, respectively. The difference from net income as reported is the tax effected change in the foreign currency translation adjustment component of shareholders' equity.


7.       BANK LOAN, LINE OF CREDIT:

         At December 31, 2002, the Company was advanced $493,000 against a line of credit facility with Fleet National Bank (the "Bank"). The loan bears interest at the Bank's prime rate (4.25 percent at December 31, 2002) and is collateralized by substantially all domestic assets of the Company.

         In October of 2002, the Company entered into a credit facility with the Bank, replacing the prior facility originally scheduled to expire on September 30, 2002 and subsequently extended through October of 2002. The new credit facility provides the Company with the availability of a total amount of $1,250,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2003. Outstanding borrowings bear interest at either the Bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $1,500,000. All other terms and conditions remained essentially the same.

         The current credit facility, as did the previous facility, requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of December 31, 2002, the Company believes it was in compliance with all financial covenants. As of September 30, 2002, the Company was in default under the debt service covenant, which requires cash flows from operating activities to be equal to or greater than 125 percent of the Company's debt service, including interest and taxes. The Company was, therefore, in technical default on the loan and the entire amount of the outstanding loan may still be immediately callable as a consequence of such prior technical defaults. Based on its negotiations and ongoing relationship with the Bank, management believes that the credit facility will continue to be available to the Company throughout its scheduled term. The terms of any renewal of the credit facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank.

         At December 31, 2002, the Company's UK subsidiary was advanced $80,876 against a line of credit facility of (pound)150,000 (approximately $240,000). The loan bears interest at the bank's base rate (4.00 percent at December 31, 2002) plus two percent and is collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit. This facility was renewed in December of 2001 through December 3, 2002, and subsequently extended through January 31, 2003. The Company expects this facility to be renewed during the month of January, 2003 to extend through December of 2003.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

8.       LONG TERM DEBT:

         On January 2, 2003, the Company entered into separate Subordinated Convertible Note Agreements (together the "Loans") with two individuals. Under the Loans, those two individuals, who are Jeffrey C. Rice, President, Chief Executive Officer and a director of the Company, and Steven D. Roberts, Managing Director of the Company's U.K. subsidiary (Comtrex Systems, LTD) and a director of the Company, have each loaned the Company $50,000.00. These Loans are reflected on the Consolidated Balance Sheets of the Company as of December 31, 2002 under long term debt. Each of these Loans is represented by a Subordinated Convertible Note, and bears interest at the rate of six percent (6%) per annum. Interest on the Loans is due monthly, and the principal amount of the Loans is due on the fifth anniversary of the Loans. The indebtedness under the Loans is subordinate to all senior indebtedness of the Company, whether outstanding on the date of the Loans or thereafter created, incurred or assumed, in respect of borrowed money from any bank, savings and loan, insurance company or other financial institution. The principal amount of the Loans is convertible at any time at the election of the lenders into shares of the Company's common stock at a conversion price of $0.25 per share in minimum amounts of $5,000.00, or 20,000 shares. The Loans also contain standard anti-dilution provisions. The proceeds of the Loans will be utilized for general corporate purposes, including but not limited to a reduction in the amounts outstanding under the Company's line of credit facility with Fleet National Bank, the Company's primary lender.


9.       GOODWILL AND OTHER INTANGIBLE ASSETS:

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

         Aside from goodwill, the Company has no intangible assets with an indefinite useful life. During the quarter ended June 30, 2002, the first interim quarter after adoption of SFAS 142, the Company reassessed the useful lives of its intangible assets, principally capitalized software and development expenses. The Company believes the useful life of such assets is not currently impaired. The Company's policy is to amortize capitalized software and development expenses on a product-by-product basis using the faster of the straight-line method, over the estimated useful life of the software, or based upon units of sale. Amortization begins when the software is available for general release to customers. The weighted-average amortization period is expected to be six years. During the quarter and nine month period ended December 31, 2002, the Company developed $83,064 and $237,112, respectively, of capitalized software. No residual value is expected after amortization. No amortization expense was incurred during either the quarter or nine month period ending December 31, 2002. The aggregate amortization expense for the current fiscal year and for fiscal years 2004, 2005, 2006, 2007, 2008 and 2009 is estimated to be $20,000, $160,000, $160,000, $160,000, $160,000, $160,000 and
$140,000, respectively.

                  COMTREX SYSTEMS CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

9.       GOODWILL AND OTHER INTANGIBLE ASSETS: (CONTINUED)

         The Company had $489,761 of goodwill on its balance sheet as of March 31, 2002 and as of December 31, 2002. Amortization of goodwill was $7,671, $23,013 and $30,684 for the quarter ended December 31, 2001, the nine month period ended December 31, 2001 and the fiscal year ended March 31, 2002, respectively. The components of goodwill on the Company's balance sheet are: a) $340,998 related to the acquisition of the Company's U.K. subsidiary; and b) $148,763 related to the Company's domestic subsidiary, Comtrex Michigan. Based on management's evaluation of a variety of factors and considerations, the Company does not believe the goodwill related to the Company's U.K. subsidiary is currently impaired. Based on management's evaluation, the Company does not believe the goodwill related to Comtrex Michigan is currently impaired. The Company intends to continue to evaluate the carrying value of both components of goodwill on its balance sheet during the course of each fiscal year, rather than as a single event on an annual basis.

         The following table provides a reconciliation of the reported net income and net income that would have been reported, exclusive of the amortization of goodwill recognized, during the reporting periods presented herein:

                                        Three months ended            Nine Months Ended
                                           December 31,                  December 31,
                                        2002          2001           2002           2001
                                   --------------------------    --------------------------
Reported net income (loss)          $    50,896  ($    4,784)    $    36,946   ($ 164,165)
Add back: goodwill amortization               -        7,671               -       23,013
Adjusted net income (loss)         ($    50,896)  $    2,887     $    36,946   ($ 141,152)
                                    ===========   ==========     ===========    =========

Basic (and diluted) earnings
  per share:

Reported net income (loss)          $       .04   $      .00     $       .03   ($     .12)
Goodwill amortization                         -          .00               -          .02
Adjusted net income (loss)          $       .04   $      .00     $       .03   ($     .10)
                                    ===========   ==========     ===========    =========

Item 2.  Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by their use of words such as "may", "will", "expects", "plans", "estimates", "intends", "believes" or "anticipates", and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The matters discussed in this Form 10-QSB that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the intelligent point-of-sale terminal industry; and the risk of unavailability of adequate capital or financing. Further information is contained in the Item 1 section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed with the SEC.

Liquidity and Capital Resources

         As of December 31, 2002, the Company had total current assets of $3,637,706, including cash and cash equivalents of $102,330, as compared to $4,226,627 of total current assets and $143,245 of cash and cash equivalents as of March 31, 2002. The Company had current liabilities of $1,779,638, resulting in a current ratio of 2.0 as of December 31, 2002, compared to $2,286,618 and 1.8, respectively, as of March 31, 2002.

         Cash and cash equivalents decreased by $40,915 during the first nine months of fiscal year 2003. Operating activities generated $516,331 of cash, as compared with cash generated of $55,929 for the corresponding prior year period. Investing activities consumed $422,914 during the first nine month period of fiscal year 2003 and $134,332 was consumed by financing activities. This compares with a consumption of $341,976 by investing activities and $207,725 provided by financing activities in the corresponding nine month period of the prior fiscal year.

         The Company reported net income of $50,896 for the three month period ended December 31, 2002 and net income for the nine month period of $36,946. The Company has net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes, which do not begin to expire until 2004.

         The financial statements of Comtrex U.K. are translated into U.S. dollars for financial reporting purposes. Revenues and expenses are translated at an average exchange rate during the fiscal year, and the assets and liabilities of Comtrex U.K. are translated at the actual rate of exchange as of the end of each fiscal quarter. As a consequence of a difference in the exchange rate used during fiscal year 2003 and the exchange rate as of March 31, 2002, differences between accounts on the consolidated balance sheets as of December 31, 2002 and March 31, 2002 do not involve cash outlay to the extent they are merely the result of a differing rate of exchange. Between March 31, 2002 and December 31, 2002, the asset valuations of Comtrex U.K. increased approximately 11% when expressed in U.S. dollars. The following analysis relates to the changes in the Company's balance sheet accounts on a cash flow basis.

         A decrease in accounts receivable of $744,548 was the overwhelming contributor to positive cash flow during the nine month period ended December 31, 2002. An increase in accounts payable of $169,570, depreciation and amortization expense of $121,142 and a decrease in inventories of $120,377 also provided positive contributions to cash flow for the period. The quarterly depreciation and amortization contribution is expected to increase by approximately $20,000 during the fourth quarter of the current fiscal year and increase dramatically, by approximately $40,000 during each quarter, during the next fiscal year. Implementation of Statement of Financial Accounting Standards No. 142, effective with the beginning of the current fiscal year, resulted in the elimination of amortization of goodwill for the current, and future, fiscal years. Note 9 to the Consolidated Financial Statements covers in detail both the expected software amortization expenses over the next several years and the Company's goodwill.

         The positive cash flows were offset by combined decreases in accrued and prepaid expenses of $56,457, combined reductions in inventory and receivables reserves of $87,913 and by the substantial decrease in deferred revenues of $612,219.

         The decrease in accounts receivable is a result of continued aggressive collection efforts, while the increase in accounts payable is largely a result of timing. A significant negative contribution to cash flow from operating activities was a decrease in deferred revenue. Deferred revenue is principally comprised of prepayments on maintenance contracts in the Company's U.K. subsidiary and its District Offices in Atlanta and Michigan, many of which are billed on either an annual or semi-annual basis. The decrease of $612,219 is the result of three quarters' recognition of such deferred revenue and is of a recurring nature, and not necessarily indicative of any trend representing a decline in maintenance revenue or billings. The Company renders invoices for annual and semi-annual maintenance contracts at the beginning of its fourth fiscal quarter, which will result in a significant increase in deferred revenue during the three month period ending March 31, 2003.

         Investing activities consumed $422,914 of cash during the nine month period ended December 31, 2002, through a combination of $185,802 of purchased property and equipment and $237,112 of capitalized software and design. Substantially all of the increase in purchased property and equipment relates to the Company's U.K. subsidiary. During the quarter ended June 30, 2002, the Company's U.K. subsidiary invested approximately $100,000 in hardware and $50,000 in software in an upgrade of its information technology infrastructure. This investment will be amortized on a straight-line basis over a three year period. The capitalized software and design relate to continued development of the Company's next generation point-of-sale product, the Odyssey POS/2100. Initial installations of this product were performed in September of 2002 and it was the Company's intention to cease capitalization of work on this project as of October 1, 2002. These initial installations were made before completion of several planned features, principally a credit card authorization interface and certain quick service related features. Initial sales efforts indicated that these additional features were mandatory. Therefore, the Board of Directors of the Company determined to continue capitalization of the entire software effort until such time as the overall product was ready for general release. The Company expects to complete this development during the month of January, 2003 and release the entire functionality in February, 2003. The software will be amortized over the faster of a straight-line basis over a six year period or the estimated yearly units of sale. Amortization will begin during the middle of the fourth quarter of the current fiscal year. Detailed information concerning expected software amortization expense is included in Note 9 to the Consolidated Financial Statements.

         Financing activities consumed a net of $134,332, through a combination of payments of $276,124 under the Company's lines of credit and a net increase in borrowings during the fiscal year, through December 31, 2002, of $141,792.

         In addition to borrowings by the Company's U.K. subsidiary, in conjunction with its acquisition of the aforementioned property and equipment, the Company also borrowed $100,000 in the form of Subordinated Convertible Note Agreements (the "Loans") from two of its directors. This amount is reflected under long term debt, with no current component, on the Company's Consolidated Balance Sheets. Detailed information on this transaction is included in Note 8 to the Consolidated Financial Statements and in the Company's filing on Form 8-K made with the SEC on January 3, 2003. These funds will be utilized for general corporate purposes, including but not limited to a reduction in the amounts outstanding under the Company's line of credit facility with Fleet National Bank (the "Bank"), the Company's primary lender. As reported in the Company's filings both on Forms 10-QSB and Form 10-KSB, beginning as of June 30, 2001, the Company has been unable to consistently meet the debt service covenant under its credit facility with the Bank, which requires cash flows from operating activities equal to or greater than 125 percent of the Company's debt service, including interest and taxes. As a consequence, the Company has been, at various times, in technical default on this facility, resulting in the possibility that the entire amount of the borrowings could become immediately payable. As of December 31, 2002, the Company believes it was in compliance with all terms under its credit facility with the Bank, which compliance would not have been possible without the Loans.

         Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the consolidated statements of cash flows as an adjustment to reconcile net income to cash used in operating activities. For the nine month period ended December 31, 2002, these adjustments had the effect of a cash provision of $41,026 on the consolidated cash flows. On the consolidated balance sheets, these adjustments are recorded in a currency translation adjustment in shareholders' equity. As a result of changes in the exchange rate between the pound sterling and the U.S. dollar, this adjustment to shareholders' equity increased from a negative impact of $14,333 as of March 31, 2002, to a positive impact of $41,872 as of December 31, 2002.

         In February of 2001, the Company's wholly-owned subsidiary in the U.K., Comtrex Systems Corporation LTD, signed a line of credit agreement with National Westminster Bank PLC. The agreement calls for borrowings of up to (pound)150,000 (approximately $240,000), and was renewed in December of 2001 through December 3, 2002 and subsequently extended through January 31, 2003. The Company expects this facility to be renewed during the month of January, 2003 to extend through December of 2003. Borrowings bear interest at the bank's base rate (4.00 percent as of December 31, 2002) plus 2 percent and are collateralized by substantially all assets of the subsidiary. The Company is not a guarantor on this line of credit.

         In October of 2002, the Company entered into a credit facility with Fleet National Bank (the "Bank"), replacing an existing facility originally scheduled to expire on September 30, 2002 and subsequently extended through October of 2002. The new credit facility provides the Company with the availability of a total amount of $1,250,000 for borrowings and the issuance of Irrevocable Letters of Credit and expires on September 30, 2003. Outstanding borrowings bear interest at either the Bank's prime rate of interest, or three percent above the Euro-Rate interest, at the Company's option. The credit facility is collateralized by substantially all domestic assets of the Company. The previous facility with the Bank provided the Company with the availability of a total amount of $1,500,000. All other terms and conditions remained essentially the same. The current credit facility, as did the previous facility, also requires that the Company maintain certain financial covenants as a condition of the loan. Compliance with these covenants is reported to the Bank on a quarterly basis. As of December 31, 2002, the Company believes it was in compliance with all terms under the credit facility.

         The Company believes that its cash balance, together with the continued availability of its lines of credit, provides the Company with adequate liquidity to finance its projected operations for the foreseeable future. While Management believes that the Fleet National Bank credit facility will continue to be available to the Company, the continued availability through the term of the facility will be dependent on the Company's ability to comply with all terms of the credit facility in future quarterly reports to the Bank. Loss of either of the Company's lines of credit would have an adverse affect on the normal operating activities of the Company. As of December 31, 2002, the Company had no material commitments for capital expenditures.


Results of Operation

         Net sales during the first nine months of fiscal year 2003 decreased very slightly, by 1%, to $4,975,681, as compared with corresponding sales of $5,044,738 during the first nine months of fiscal year 2002. For the comparable quarters ended December 31, sales increased by 12%, to $1,821,846 from $1,620,232 for fiscal years 2003 and fiscal year 2002, respectively. Results of operations of the Company's U.K. distributor, acquired as of October 2, 1997, are consolidated in both quarters.

         The Company reported net income of $36,946 for the current nine month period, or $.03 per share, as compared with a loss of $164,165, or $.12 per share, for the comparable prior year period. During the quarter ended December 31, 2002 the Company reported net income of $50,896, or $.04 per share, as compared with a net loss of $4,784, negligible on a per share basis, for the third quarter of the prior fiscal year.

         Export sales by the U.S. operating unit were down substantially both during the most recent quarter and for the first nine month period. For the quarter, export sales fell by 15%, from $325,021 during the third quarter of fiscal year 2002 to $277,445 during the most recent quarter. For the nine month period, export sales fell by 33%, from $1,183,580 to $798,760 for fiscal years 2002 and 2003, respectively. Prior to fiscal year 2002, the Company's distributor in France, Restaurant Data Systems (RDS), accounted for 19%, 21% and 15% for the fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2002, RDS began local sourcing, in France, of the hardware components associated with sales of the Company's product lines. RDS accounted for 10% of Company net sales during fiscal year 2002. During the first nine months of fiscal year 2003, sales to RDS accounted for less than 2% of total Company net sales. Management believes that the release for general delivery of the next generation point-of-sale software, the Odyssey POS/2100, will positively impact export sales by the U.S. operating unit, however, such impact will most likely not occur during fiscal year 2003.

         The reduction in overall export sales would have been even more substantial had such sales not reflected a significant increase in transfers by the U.S. operating unit to Comtrex U.K. During the nine month period ended December 31, 2002, such transfers increased to $598,026 from the $448,260 during the comparable prior nine month period, representing a 33% increase. In addition, sales by Comtrex U.K. increased by 23%, from $2,311,220 to $2,838,656, when comparing the first nine months of fiscal years 2002 and 2003, respectively. All of the operating profit reported for both the current quarter and nine month period relate to the operations of Comtrex U.K. Information relating to the Company's operating segments is included in Note 5 to the Consolidated Financial Statements.

         Consolidated administrative expenses decreased from $722,625 to $605,151 during the first nine month period of fiscal year 2003 when compared to the same period of fiscal year 2002, representing a decrease from 14% to 12% of net sales in the comparative periods. Total sales, marketing and customer support expenses increased slightly, comparing the $1,791,038 reported for the current nine month period, to the $1,718,431, reported for the nine month period ended December 31, 2001, representing 36% and 34% of net sales, respectively. Sales, marketing and customer support expenses for the third quarter of fiscal year 2003 rose by 15% over such expenses incurred during the third quarter of the prior fiscal year. However, the 12% increase in net sales, when comparing the current to the prior third quarterly period, caused such expenses to remain essentially constant as a percentage of sales, representing 34% during the most recent quarter and 33% during the third quarter of the prior fiscal year. The increase in sales, marketing and customer support expenses relates to promotional and training activities associated with the introduction of the Company's new software products.

         Cost of sales during both the third quarter and first nine month period of fiscal year 2003 were 45% of net sales, as compared to 47% and 48% of net sales, respectively, for the comparable quarter and nine month period of the prior fiscal year. Despite the slight decrease in cost of sales, the Company continues to experience pricing pressures and the consequent pressure on its gross margins as a result of an overall economic slowdown and the competitive market.

         Over the past several years, the Company has experienced a gradual erosion in sales to U.S. customers in the sit-down dining segment of its customer base, coupled with a gradual decline in sales through its U.S. dealer network. The primary customer base for the Company's U.S. dealer network is the sit-down dining segment. The Company has been engaged in the software design, development and documentation of an entirely new suite of in-store software, including both back office software and point-of-sale software, for the last three fiscal years.

         The initial implementation of the back office software component of this product suite was released during the third quarter of fiscal year 2002. The point-of-sale component, the Odyssey POS/2100, was initially installed at several locations during the quarter ended September 30, 2002. However, these installations of the software product were made before completion of several planned features, principally a credit card authorization interface and certain quick service related features. Initial sales efforts indicated that in order for the product to effectively compete and be released for general delivery, these additional features were mandatory. The Company expects to complete this development during the month of February, 2003 and release the entire functionality in March, 2003.

         Management believes that in order to effectively compete in both the sit-down dining and quick service market segments, the Company must focus all of its development, marketing and support activities during the foreseeable future on continued product enhancement and follow up documentation, training and promotional efforts relating to this next generation software suite. Notwithstanding comparative quarterly increase in sales for the most recent quarter, management further believes that the Company is experiencing an accelerated decline in sales of its existing hardware and software products as intensive training and marketing activities commenced on the new product line.

         While management believes that the release of the more fully featured next generation product suite in January will position the Company for a return to long term growth and profitability, the ability of the Company to continue to report profitability during the next several quarters fiscal year will depend heavily on the acceptance, and reliability in the field, of this new product suite. Despite the absence of several mandatory features in the point-of-sale software, the results of the Company's promotional activities, as well as the initial installations of the product, have to-date have been very positive. There are currently approximately thirty installations operational with the new point-of-sale software.

         As of January 29, 2003, the Company's backlog was approximately $225,000. Excluded from this backlog are any orders for delivery to subsidiaries or District Offices from the parent. The Company's backlog as of February 1, 2002 was approximately $618,000. The Company expects that substantially all of its current backlog will be shipped within the next 90 days.


Item 3.  Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's Chief Executive Officer (who also effectively serves as the Chief Financial Officer) and Chief Accounting Officer concluded that the effectiveness of such controls and procedures was adequate in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         On January 2, 2003, the Company entered into separate Subordinated Convertible Note Agreements (together the "Loans") with two individuals. Under the Loans, those two individuals, who are Jeffrey C. Rice, President, Chief Executive Officer and a director of the Company, and Steven D. Roberts, Managing Director of the Company's U.K. subsidiary (Comtrex Systems, LTD) and a director of the Company, have each loaned the Company $50,000.00. Each of these Loans is represented by a Subordinated Convertible Note, and bears interest at the rate of six percent (6%) per annum. Interest on the Loans is due monthly, and the principal amount of the Loans is due on the fifth anniversary of the Loans. The indebtedness under the Loans is subordinate to all senior indebtedness of the Company, whether outstanding on the date of the Loans or thereafter created, incurred or assumed, in respect of borrowed money from any bank, savings and loan, insurance company or other financial institution. The Loans also contain standard anti-dilution provisions. The principal amount of the Loans is convertible at any time at the election of the lenders into shares of the Company's common stock at a conversion price of $0.25 per share in minimum amounts of $5,000.00, or 20,000 shares. The proceeds of the Loans will be utilized for general corporate purposes, including but not limited to a reduction in the amounts outstanding under the Company's line of credit facility with Fleet National Bank, the Company's primary lender.

         Mr. Rice is currently the beneficial owner of 140,069 shares of common stock of the Company, or 9.9%, which beneficial ownership includes 5,002 shares subject to stock options previously granted. Mr. Roberts is currently the beneficial owner of 136,002 shares of common stock of the Company, or 9.6%, which beneficial ownership includes 2,668 shares subject to stock options previously granted. Should all options held by each individual be exercised and the conversion rights under the Loans be fully exercised, Mr. Rice would be the beneficial owner of 340,069 shares of common stock, or 18.6%, and Mr. Roberts would be the beneficial owner of 336,002 shares of common stock, or 18.4%. If both individuals exercise their conversion rights under the Loans in full, it would be difficult to effectuate most corporate actions requiring shareholder approval should both individuals fail to consent to such action. The Company does not, however, deem that a change in control of the Company has occurred because more than 60% of the currently outstanding shares are still owned by unrelated parties and Mr. Rice and Mr. Roberts have no understanding or agreement to vote their holdings in the same manner.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit No.       Description of Instrument                                             Page No.
-----------       -------------------------                                             --------
4.1  *(b)         Specimen Common Stock Share Certificate
10.1 *(c)         1992 Non-Qualified Stock Option Plan of the Company
10.2 *(d)         1995 Employee Incentive Stock Option Plan of the Company
10.3 *(e)         1999 Stock Option Plan of the Company
10.4 *(f)         Amended and Restated Master Advance Note between the Company and Fleet National Bank, dated November 19, 2001
10.5 *(f)         Advice of Borrowing Terms between Comtrex Systems
                  Corporation LTD and National Westminster Bank, PLC,
                  dated December 21, 2001
10.6 *(g)         Subordinated Convertible Note Agreements dated January 2, 2003 entered into by Comtrex Systems Corporation and
                  Jeffrey C. Rice and by Comtrex Systems Corporation and
                  Steven D. Roberts
99.1 *(a)         Certification of the Chief Executive Officer                              22
99.2 *(a)         Certification of the Chief Financial Officer
                  (or equivalent thereof)                                                   23

------------
*(a)     Filed herewith.
*(b) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on May 16, 1989.
*(c) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 16, 1992.
*(d) Incorporated by reference to the exhibits to the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 13, 1995.
*(e) Incorporated by reference to the exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1999.
*(f) Incorporated by reference to the exhibits to the Company's Form 10-QSB filed with the Securities and Exchange Commission on February 11, 2002.
*(g) Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on January 3, 2003.

         (b)      Reports on Form 8-K

         During the quarter ended December 31, 2002, no current reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission.

         On January 3, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company had entered into separate Subordinated Convertible Note Agreements (together the "Loans") with two individuals. Under the Loans, those two individuals, who are Jeffrey C. Rice, President, Chief Executive Officer and a director of the Company, and Steven D. Roberts, Managing Director of the Company's U.K. subsidiary (Comtrex Systems,
LTD) and a director of the Company, have each loaned the Company $50,000.00. Additional information related to the Loans is included in Note 8 to the Consolidated Financial Statements included in this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   COMTREX SYSTEMS CORPORATION
                                          (Registrant)



Date:  January 31, 2003             By: /s/   Jeffrey C. Rice
      --------------------              -----------------------------------
                                        Jeffrey C. Rice
                                        Chief Executive Officer



Date:  January 31, 2003             By: /s/   Pamela M. Reci
      --------------------              -----------------------------------
                                        Pamela M. Reci
                                        Chief Accounting Officer

                                  Exhibit Index
                                  -------------



Exhibit                                                                Page
-------                                                                ----
99.1           Certification of the Chief Executive Officer             22

99.2           Certification of the Chief Accounting Officer            23